Form 10-Q
period 2009-03-31
ACCELERATED ACQUISITIONS V INC
filed 2009-05-12
CIK 1444145

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53394

Accelerated Acquisitions V, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-2517798
 (I.R.S. Employer Identification Number)

122 Ocean Park Blvd. Suite 307, Santa Monica, CA 90405
(Address of Principal Offices)

(310) 396-1691
(Issuer’s Telephone Number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 1, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ACCELERATED ACQUISITIONS V, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2009 and December 31, 2008	F-1

	Statements of Operations for the three months ended March 31, 2009 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2009	F-2

	Statements of Cash Flows for the three months ended March 31, 2009 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2009	F-3

	Notes to Financial Statements	F-4 – F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4A(T). Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
BALANCE SHEETS

	March 31	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,000	$2,000

TOTAL ASSETS	$2,000	$2,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$2,356	$1,256
Shareholder advances	650	-

TOTAL LIABILITIES	$3,006	$1,256

STOCKHOLDER’S EQUITY (DEFICIT):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	3,500	3,500
Deficit accumulated during the development stage	(5,006)	(3,256)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(1,006)	744

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$2,000	$2,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended Mar 31, 2009		For the Cumulative Period from Inception (April 29, 2008) through Mar. 31, 2009

REVENUE		$-		$-

General and administrative expenses		1,750		3,750

NET LOSS		$(1,750)		$(3,750)

BASIC AND DILUTED NET LOSS PER SHARE	$	$(0.00)	$	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		5,000,000		5,000,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months ended Mar 31, 2009	For the Cumulative Period from Inception (June 27, 2008) through Mar 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,750)	$(5,006)
Increase (decrease) in accounts payable	1,100	2,356
Net cash used by operating activities	(650)	(2,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	4,000
Shareholder Advances	650	650
Net cash provided by financing activities	650	4,650

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	2,000

Cash and cash equivalents at beginning of period	2,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,000	$2,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $5,006, used cash from operations of $2,650 since its inception, and has negative working capital of $1,006 at March 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

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

The total number of shares of capital stock which the Company has authority to issue is one hundred ten million (110,000,000). These shares are divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 2 -	CAPITAL STOCK (Continued):

On April 29, 2008, the Company issued 5,000,000 shares of Common stock at a purchase price of $.0008 per share, for an aggregate purchase price of $4,000.00.

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on our financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Currently this pronouncement has no effect on our financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 3 -	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. Currently this pronouncement has no effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Corporation’s financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 4 -	INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2008 and its Registration Statement on Form 10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Accelerated Acquisitions V, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending March 31, 2009, the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2009, the Company had no revenues and incurred general and administrative expenses of $1,750.

For the period from inception (April 29, 2008) through March 31, 2009, the Company had no activities that produced revenues from operations and had a net loss of $(5,006), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters..

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $2,000 comprised exclusively of cash. The Company had current liabilities of $3,006 as of March 31, 2009.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through March 31, 2009

Operating activities	$(2,650)
Investing activities	-
Financing activities	$4,650

Net effect on cash	$2,000

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

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10SB became effective, our officers and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and sole director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit No.	Description

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2009
ACCELERATED ACQUISITIONS V, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.