Form 10-Q/A
period 2009-09-30
ACCELERATED ACQUISITIONS V INC
filed 2009-12-18
CIK 1444145

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
		F-2

	Statements of Cash Flows for the nine months ended September 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2009	F-3

	Notes to Financial Statements	F-4 – F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2
Item 4T. Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	3

Signatures		4

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
BALANCE SHEETS

	September 30	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,000	$2,000

TOTAL ASSETS	$2,000	$2,000

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued expenses	$4,795	$1,256
Shareholder advances	1,550	-

TOTAL LIABILITIES	$6,345	$1,256

STOCKHOLDER’S EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	3,500	3,500
Deficit accumulated during the development stage	(8,345)	(3,256)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(4,345)	744

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$2,000	$2,000

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

see accompanying notes to financial statements.

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

ITEM 4T.      Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the times periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 14, 2009
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