Form 10-Q/A
period 2009-09-30
ACCELERATED ACQUISITIONS V INC
filed 2010-01-25
CIK 1444145

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment #2

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

Item 1.Financial Statements (unaudited):

Balance Sheets as of September 30, 2009 and December 31, 2008	F-1

Statements of Operations for the three months ended September 30, 2009 and September 30, 2008 and for the nine months ended September 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2009
F-2

Statements of Cash Flows for the nine months ended September 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2009	F-3

Notes to Financial Statements	F-4 – F-6

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.Quantitative and Qualitative Disclosures About Market Risk	2

Item 4T. Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
BALANCE SHEETS

	September 30	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$2,000	$2,000

TOTAL ASSETS	$2,000	$2,000

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued expenses	$4,795	$1,256
Shareholder advances	1,550	-

TOTAL LIABILITIES	$6,345	$1,256

STOCKHOLDER’S EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	3,500	3,500
Deficit accumulated during the development stage	(8,345)	(3,256)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(4,345)	744

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$2,000	$2,000

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

ITEM 4T.      Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the times periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  It was determined that such controls and procedures were not effective because the Company failed to provide an evaluation of its disclosure controls and procedures in its originally filed Form 10-Q for the period ended September 30, 2009 in accordance with Item 307 of Regulation S-K. While the omission was an oversight, the Company recognizes that the failure to make the required disclosure could be indicative of an overall ineffectiveness in the Company’s disclosure controls and procedures in general.  As a result, the mere fact that the disclosure required by Item 307 was not made requires that the Company conclude that for the period reported such controls were not effective.

Remediation Measures.  The Company has now re-examined its disclosure controls and procedures to ensure that such examination is carried out on a going forward basis in the manner required by Rule 13a-15 and thereafter reported in accordance with Item 307.

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

Dated: January 22, 2010
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