Form 10-K
period 2009-12-31
ACCELERATED ACQUISITIONS V INC
filed 2010-04-02
CIK 1444145

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53392

ACCELERATED ACQUISITIONS V, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	26-2517763
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

122 Ocean Park Blvd. Suite 307
Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 396-1691

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

State issuer's revenues for its most recent fiscal year: $0.00

As of March 30, 2010, there is no applicable market value for the Company’s Common Stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock as of March 24, 2010.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Accelerated Acquisitions V, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 24, 2010, there were 5,000,000 shares outstanding owned by 1 holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2009.

On April 29, 2008, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $4,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company intends to invest in mortgage loans throughout the United States. The Company also intends to purchase performing, sub-performing and non-performing commercial and residential mortgages at discounts from face value, but there is no guarantee that it may be able to do so. The Company’s then intends to liquidate the mortgages.

The Company is currently in the development stage and has not commenced operations. All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company currently does not engage in any business activities that provide cash flow.  Until the Company commences operations, we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating various business opportunities.

We believe we will be able to meet these costs primarily through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There is no guarantee that we will be able to access any funding or that the funding we access will be sufficient in amount to sustain our operations or that such funds may be accessed on terms which are beneficial to the Company.

Liquidity and Capital Resources

As of December 31, 2009, the Company had a total of $116 in assets, comprised of cash.  The Company had $6,164 current liabilities as of December 31, 2009.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2009.

Year Ended December 31, 2009
Net Cash (Used in) Operating Activities	$(3,606)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$1,722
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,884)

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

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from April 29, 2008 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain.  There is no guarantee that the Company will ever commence operations.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

For the fiscal year ended December 31, 2009, the Company had a net loss of $6,792, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s required reports with the U.S. Securities and Exchange Commission.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies.  In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  The nature of our business generally does not call for the preparation or use of estimates.  Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheets of Accelerated Acquisitions V, Inc. (a development stage company) as of December 31, 2009 and December 31, 2008 and the related statements of operations, stockholder's deficiency and cash flows for the year ended December 31, 2009, the period from inception (April 29, 2008) to December 31, 2008 and the period from inception (April 29, 2008) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  (a development stage company) as of December 31, 2009 and December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2009, the period from inception (April 29, 2008) to December 31, 2008 and the period from inception (April 29, 2008) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity.These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co

Hackensack, New Jersey
March 30, 2010

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
BALANCE SHEETS

	December 31	December 31,
	2009	2008
	(audited)	(audited)
ASSETS

CURRENT ASSETS:

Cash	$116	$2,000

TOTAL ASSETS	$116	$2,000

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued expenses	$4,442	$1,256
Shareholder advances	1,722	-

TOTAL LIABILITIES	$6164	$1,256

STOCKHOLDER’S EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	500	500
Additional paid-in capital	3,500	3,500

Deficit accumulated during the development stage	(10,048)	(3,256)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(6,048)	744

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$116	$2,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
 (A Development Stage Company)
Statements of Operations (Unaudited)

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008 (*)	April 29, 2008 (Inception) through December 31, 2009

Revenues	$-	$-	$-

Operating Expenses
General and administrative	6,792	3,256	10,048

Net Operating Expenses	6,792	3,256	10,048

Net Loss	$(6,792)	$(3,256))	$(10,048)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00))

Weighted average number of common shares outstanding	5,000,000	5,000,000

  (*)  Partial year from April 29, 2008 (Date of Inception) to December 31, 2008 see accompanying notes to financial statements

ACCELERATED ACQUISITIONS V, INC.
 (A Development Stage Company)
 STATEMENTS OF STOCKHOLDER’S DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCE AT INCEPTION (APRIL 29, 2008)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	3,500	-	4,000
Net (loss)	-	-	-	-	-	(3,256)	(3,256)
BALANCE AT DECEMBER 31, 2008	-	$-	5,000,000	$500	$3,500	$(3,256)	$744
Net (loss)	-	-	-	-	-	(6,792)	(6,792)

BALANCE AT DECEMBER 31, 2009	-	$-	5,000,000	$500	$3,500	$(10,048)	$(6,048)

See notes to financial statements.

 ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Fiscal Year ended December 31, 2009	For the Fiscal year ended December 31, 2008 (*)	For the Cumulative Period from Inception (April 29, 2008) through December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,792)	(3,256)	$(10,048)
Increase (decrease) in accounts payable	3,186	1,256	4,442
Net cash used by operating activities	(3,606)	(2,000)	(5,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	4,000	4,000
Shareholder Advances	1,722	-	1,722
Net cash provided by financing activities	1,722	4,000	5,722

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,884)	2,000	116

Cash and cash equivalents at beginning of period	2,000	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116	2,000	$116

(*)  Partial year from April 29, 2008 (Date of Inception) to December 31, 2008

See notes to unaudited financial statements.

 ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10.

(c)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $10,048, used cash from operations of $5,606 since its inception, and has negative working capital of $6,048 at December 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

 ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(d)	Use of Estimates

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at December 31, 2009

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

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2	-	CAPITAL STOCK (Continued):

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

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through March 15, 2010, the issuance date of the Company’s financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

ACCELERATED ACQUISITIONS V, INC.

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Paritz & Co, L.P., an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to Paritz & Co., L.P. all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

/S/ Timothy J. Neher
Tiumothy J. Neher
Chief Executive Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Timothy J. Neher	43	President, Secretary, Treasurer and director

Timothy J. Neher, has been the President, Secretary and sole director of the Company since its founding in February 2008. He is the former Chief Executive Officer of Wherify Wireless, Inc., a California corporation (“Wherify”), having founded the company in 1998. Previously, he had more than a decade of experience developing and marketing new consumer products. He served as Chief Executive Officer of Wherify from 1998 to July 2005. He served as Chief Executive Officer and a Director of Wherify from July 2005 until February 2007 and as Chairman of the Board until November 2007. Prior to launching Wherify, Mr. Neher served as the Vice President of Marketing and Sales for CTH Consumer Plastic, Inc. where he worked from 1992 to 1998. From 1988 to 1992, Mr. Neher was Vice President of Operations for Windy City Product Development.  Mr. Neher is also the President, Secretary and sole director of Accelerated Acquisitions I, Inc and Accelerated Acquisitions IV, Inc.   Mr. Neher does not have an employment agreement with the Company.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our sole director, Mr. Neher,, handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2009, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to.  Currently Mr. Neher is our only officer and director, therefore, he is the only person subject to the Code of Ethics.  If we retain additional officers in the future, they would become subject to the Code of Ethics.  The Code of Ethics does not indicate the consequences of a breach of the code.  If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, Mr. Neher is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable.  Our only officer and director, Mr. Neher, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company.  We currently have no formal written salary arrangement with Mr. Neher. Mr. Neher may receive a salary or other compensation for services that he provides to the Company in the future.  No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           The following table sets forth, as of March 30, 2010, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 1840 Gateway Drive, Suite 200, Foster City, CA 94404.

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

(3)	Mr. Neher is President, Secretary, Treasurer and sole director of the Company.

(b)   The Company currently has not authorized any compensation plans or individual compensation arrangements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Rransactions

At December 31, 2009, certain shareholders of the Company had made advances to the Company in the aggregate amount of $1,722, which represents amounts loaned to the Company to pay the Company's operating expenses.

Director Independence

Since inception, Mr. Neher has been the only director of the Company and is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 13.  EXHIBITS

Exhibit
Number	Description
31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.C., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2009 was approximately $4,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 and review of our interim financial statements for the first, second and third quarters of 2008 was approximately $4,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2009 or 2008.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009 and 2008 and the period from inception (April 29, 2008) to December 31, 2009 (audited)

•	Statements of Stockholders’ Deficit from inception (April 29, 2008) to December 31, 2009 (audited)

•	Statement of Cash Flows for the years ended December 31, 2009 and 2008 and the period from inception (April 29, 2008) to December 31, 2009 (audited)

•	Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accelerated Acquisitions V, Inc.
(Registrant)

By
/s/ Timothy Neher

Timothy Neher
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and
Director

Date
March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Timothy Neher

Timothy Neher
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and
Director

Date
March 30, 2010