Form 10-Q
period 2010-09-30
ACCELERATED ACQUISITIONS V INC
filed 2010-11-18
CIK 1444145

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

n/a
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,391,506 shares of common stock, par value $.0001 per share, outstanding as of November 1, 2010.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

ACCELERATED ACQUISITIONS V, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2010	3

	Statements of Cash Flows for the nine months ended September 30, 2010, September 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2010	4

	Notes to Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T. Controls and Procedures		11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		12

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$18,616	$116

TOTAL ASSETS	$18,616	$116

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$10,100	$4,442
Shareholder advances	18,239	1,722

TOTAL LIABILITIES	$28,339	$6,164

STOCKHOLDER’SDEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 34,391,506 and 5,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,639	500
Additional paid-in capital	21,998	3,500

Deficit accumulated during the development stage	(32,223)	(10,048)
Stock subscription receivable	(3,137)	-
TOTAL STOCKHOLDER’S DEFICIT	(9.723)	(6,048)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$18,616	$116

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
 (A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months ended September 30		Nine Months ended September 30,		Cumulative from April 29, 2008 (Inception) to September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	17,600	1,304	22,175	5,089	32,223

Net Operating Expenses	17,600	1,304	22,175	5,089	32,223

Net Loss	$(17,600)	$(1,304)	$(22,175)	$(5,089)	$(32,223)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted, weighted average shares outstanding	34,391,405	5, 000,000	24,366,987	5,000,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months ended September 30, 2010	For the Nine Months ended September 30, 2009	For the Cumulative Period from Inception (April 29, 2008) through September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(22,175)	$(5,089)	$(28,248)
Increase (decrease) in accounts payable	5,658	3,539	10,100
Net cash used in operating activities	(16,517)	(1,550)	(18,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18,500	-	22,500
Shareholder advances	16,517	1,550	14,264
Net cash provided by financing activities	35,017	1,550	36,764

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,500	-	18,616

Cash and cash equivalents at beginning of period	116	2,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,616	$2,000	$18,616

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	-	-	-
Interest expense	-	-	-

Noncash investing and financing activities:
Proceeds from the issuance of common stock	3,137	-	3,137
Cancellation of common shares	(198)	-	(198)
Additional paid-in capital	198	-	198
Stock subscription receivable	(3,137)	-	(3,137)

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances and the launch of the Company’s initial pooled purchase transaction which it expects to complete in the 4th quarter of 2010.

(b)            Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10. The September 30, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2010.

(c)            Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $32,223, used cash from operations of $18,148 since its inception, and has negative working capital of $9,723 at September 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
SEPTEMBER 30, 2010

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

	September 30, 2010	December 31, 2009

Gross deferred tax assets	9,667	3,400
Valuation allowance	(9,667)	(3,400)
Net deferred tax asset	—	—

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

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of September 30. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 3   -         RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

Effective as of April 2, 2010, (a) Richard K. Aland (“Purchaser”) agreed to acquire 23,907,138 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share and (b) Donald Kelly agreed to acquire 4,218,907 shares of the common stock par value $0.0001 (collectively, the “Shares”) for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 1,979,760 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.   This transaction was consummated on April 2, 2010. (See Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2010.)

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”) pursuant to which the Company was granted an exclusive North American, non-transferrable license and a non-exclusive license outside North America for certain intellectual property developed by Licensor, principally comprised of a technology to implement a business concept which has, as its core product, a web-base electronic platform that facilitates the aggregation of demand (cooperative purchasing) for high-ticket capital equipment and selected commodities (motor fuel and water treatment chemicals)  by a multiple and large end-users (the “Technology”).

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

NOTE 6 -	STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company’s balance sheet contains the following classes of capital stock as of September 30, 2010:

•	Preferred stock, $0.0001 par value: 10,000,000 shares authorized; -0- shares issued and outstanding.

•	Common stock, $0.0001 par value: 100,000,000 shares authorized; 34,391,506 shares issued and outstanding.

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

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

On April 15, 2010, the Company changed its business plan and entered into a Licensing Agreement with Demand Pooling Global Services, LLC (“Licensor”) pursuant to which the Company was granted an exclusive North American, non-transferrable  and non-exclusive license outside of North America for certain intellectual property developed by Licensor, principally comprised of a business concept and related technology to implement a business concept which has, as its core product, a web-based platform that facilitates the aggregation of demand (cooperative buying) for high-ticket capital equipment and selected commodities by multiple and large end-users (the “Technology”).  (see Form 8-K filed with the U.S. Securities and Exchange Commission on April 30, 2010).

The Company intends to market a web-based business process for facilitating cooperative buying (“demand aggregation”) of capital assets and commodities primarily and initially, among state and local governments (“SLGs”) in order to obtain volume-discount pricing for products that are not typically the subject of meaningful price discounting in the volumes typically purchased by individual entities. Domestically, the primary target market consists of state and local governments, quasi-government agencies, school districts, airports, transit agencies, airports, universities and public sector health care providers. The Company intends to organize and execute cooperative purchases, inviting SLG participation through a variety of marketing awareness processes. Once a pool is assembled, following the electronic input by SLGs of their Invitations for Bids (“IFBs”), the Company will invite qualified manufactures/distributors/vendors/suppliers of the specific products to submit electronic bids in a competitive sealed-bid process that electronically emulates the traditional procurement processes most SLGs employ. SLG buyers will then have the opportunity to evaluate and accept or reject the supplier-submitted bids that take into account the total pool volume, through the Company’s electronic platform.

Results of Operations

For the three months ending September 30, 2010, the Company had no revenues and incurred general and administrative expenses of $17,600 (primarily related to the filing of a registration statement with the Securities and Exchange Commission), compared to no revenues and general and administrative expenses of $1,304 for the corresponding period of 2009.

For the nine months ending September 30, 2010, the Company had no revenues and incurred general and administrative expenses of $22,175 (primarily related to the filing of a registration statement with the Securities and Exchange Commission), compared to no revenues and general and administrative expenses of $5,089 for the corresponding period of 2009.

For the period from inception (April 29, 2008) through September 30, 2010, the Company had no activities that produced revenues from operations and had a net loss of ($32,223), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, the Company’s currently pending registration statement on Form S-1 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $18,616 and had current liabilities of $28,339.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through September 30, 2010

Operating activities	$(18,148)
Investing activities	-
Financing activities	$36,764

Net effect on cash	$18,616

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s management, the Company is not a party to any legal proceeding or litigation.

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

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2010
ACCELERATED ACQUISITIONS V, INC.

	By:	/s/ Richard K. Aland
Richard K. Aland
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.