Form 10-K
period 2010-12-31
ACCELERATED ACQUISITIONS V INC
filed 2011-03-24
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53392

ACCELERATED ACQUISITIONS V, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	26-2517763
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

12720 Hillcrest Road, Suite 1045
Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (972) 388-1973

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.0001 par value common stock as of the close of business on the latest practicable date (March 22, 2011):  34,391,506

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS
Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Accelerated Acquisitions, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS.

From inception (April 29, 2008), Accelerated Acquisitions V, Inc. was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

On April 29, 2008, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $4,000.00.  These shares were issued immediately following the incorporation of the Company and were “founder’s shares”.  There were no written or oral agreements between the parties relevant to the purchase of the founder’s shares and the purchaser became the sole shareholder of the Company (which at the time was a “shell” corporation.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On March 22, 2010 Richard K. Aland agreed to acquire 23,907,138 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share and Donald Kelly agreed to acquire 4,218,907 shares of the common stock par value $0.0001 for a price of $0.0001 per share.  This transaction was consummated on April 2, 2010.

At the same time, Accelerated Venture Partners, LLC (“AVP”) agreed to tender 1,979,760 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Accelerated Venture Partners, LLC tendered the shares as a part of a negotiated transaction where it agreed to transfer control of the Company to Messrs Aland and Kelly.  The agreed consideration for the transaction was that AVP would retain 9.69% of the post-transaction shares issued and outstanding.  It was also agreed at the time that the Company would enter into a Consulting Services Agreement with AVP (see below).  The entire transaction was the subject of an oral agreement between the parties which designated the applicable share amounts and share price and was one integrated transaction.  There was no specific consideration allocated to any of its elements; i.e. there was no specific consideration for the tender of shares apart from the overall consideration paid by Messrs. Aland and Kelly for their concurrent purchase of their interest in the Company.  By letter dated March 25, 2010, AVP tendered 1,979,760 shares of its stock to the Company for cancellation.  A copy of this letter is attached as Exhibit 10.3.

Messrs. Aland and Kelly subsequently made gifts of 136,000 and 110,000 shares, respectively, to an aggregate of ten donees.  All gifted shares were donated prior to April 2, 2010.  All gifts were to members of the respective donor’s family as a part of the donor’s ongoing estate planning.  The relationships are the following:  Robert and Ronald Aland are brothers of Richard Aland; Lauren Morr and Erin Spalsbury are daughters of Richard Aland.  Ethel Fleisher is the mother of Richard Aland.  Chad Kelly and Jessica Kelly are children of Don Kelly; Dominic and Wyatt Kelly are grandchildren of Don Kelly; Nina Kelly is the mother of Jessica and Chad Kelly and is Don Kelly’s ex-wife).  Following these transactions (and the exercise of the AVP Option), Mr. Aland owned 69.12%% and Mr. Kelly owned 11.95% of the Company’s 34,391,506 issued and outstanding shares of common stock par value $0.0001.  The interest of Accelerated Venture Partners, LLC (including shares issued on the exercise of the AVP Option) was reduced to approximately 18.19% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Messrs. Aland and Kelly were simultaneously appointed to the Company’s Board of Directors.  Such action represented a change of control of the Company.

The Company intends to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “DEMAND POOLING, INC”.

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”) pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”).  The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users.  Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities.  The License also provides for the use of a datacenter through a third-party provider.

The only relationship between the Company and Licensor is that of a licensee/licensor relationship.  Licensor is the developer of the software and the Company both markets and operates the platform.  The license is an exclusive North American license and a non-exclusive worldwide license, permitting the licensor to offer the platform to other marketing firms for operation of pools outside of North America.  The two senior-most managers of both firms are the same, Richard Aland and Don Kelly.

The Company establishes certain rules for each pool.  These rules relate primarily to the timing of the pool – when it is opened to buyer participation, when buyer participation ends and supplier bidding commences and the time deadline when the suppliers must submit bids.  Typically, the latter occurs at 1:59:59 PM Central time after which time, suppliers can no longer submit bids.  One second later (timed according to the U.S. Atomic Clock), access reverts to the buyers for capturing their respective bids from the supplier.  No timing is imposed upon the buyers for evaluating their bids and making a determination of whether to award a contract to one or more suppliers or to reject the bids.  Some may award immediately and some may take several months to make a determination, but each buyer evaluates its own bids and accepts or rejects them as they have in the past.

The Company provides no examples of IFB’s, purchase agreements or other documentation since every state or local government must reserve the right to employ its own documents which are uploaded onto the Company’s platform.  Suppliers must download and acknowledge receipt of those documents before they are allowed to progress to pricing.

The Company imposes no geographic constraints or limitations and the only bidding process that is addressed by the platform is the traditional ‘competitive sealed bid’ process which state and local governments either require or with which they are most familiar.

The Company does not plan to offer opportunities for a reverse auction mechanism or for Dutch auctions, or otherwise.

The Company does not conduct an auction process but rather a very different and distinct process referred to as a “competitive sealed bid” process.  Under the competitive sealed bid process, buyers seek pricing from suppliers that are submitted in sealed envelopes, or in our case electronically, and opened mechanically or electronically by each buyer at Bid Opening.  There is no chance, as would be the case for an auction, for suppliers to submit one or more improved bids.  The sealed pricing is the best and final bid and no other pricing can be considered.

The Company does not trade commodities, a process, which as previously explained, is very different from the Company’s process of providing a platform where state and local governments can post their IFB’s seeking bid pricing for their purchases.  In fact, the Company, does not buy, sell, inventory or trade any product.

SLG’s do not hire us, contract with us or pay us a fee.  They simply use our platform to post their requirements through an IFB pursuant to the traditional sealed bid process and we have not been able to identify any entity which is unable to employ our platform.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto—although the License includes the Company’s right to utilize such improvements.

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date.  In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for "qualifying research, development and commercialization expenses" in accordance with the following schedule:

(a)	a minimum of US$1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of US$4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of US$10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date

The Licensing Agreement calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third party sublicensees.

The license is terminated upon the occurrence of events of default specified in the License Agreement.

The Company played no role in the development of the Technology.  The business concept behind the Technology was developed primarily by Richard Aland, the Company founder, although he played no role in the actual development of the Technology.    Since the Technology has never been specifically applied commercially, the Company is unable to estimate the commercial value of the Technology.  Licensor was created for the purpose of developing and implementing the software application necessary for implementation of Mr. Aland’s vision of how state and local governments could effectively generate large-scale savings on the purchase of capital assets and certain commodities (motor fuel and water treatment chemicals).   Licensor has been in business since August, 2005 and during the time since its commencement of operations through 2009, it developed the software application.  Notwithstanding, Licensor found that it lacked the capabilities to effectively and successfully market the concept.  Licensor therefore determined to focus solely on software development with a strategy to sell or license the software and to provide support for the software. To the best of the Company’s knowledge, Licensor has never been, is not currently and has no plans in the future to engage in the demand aggregation pools business.  DPGS is strictly a software development company which developed the electronic application or platform which is licensed to the Company. Further, the Company believes that Licensor has no intent to engage in a business similar to the Company in the United States (which the Company believes would be in violation of the terms of the License). The Company believes that Licensor has not generated any revenues to date.

The Company investigated a variety of software applications as possible alternatives to the licensed software, but did not find any alternative software which it viewed as being as sophisticated, scalable and flexible as the software application licensed from Licensor.

The Company’s application platform is fully functional in its current state and it is currently conducting its first non-beta pooled purchase of products for state and local governments.  The subject product is motor fuel and the next product pools will be for water treatment chemicals and police and other vehicles.  The Company is currently ascertaining the optimal timing for the launch of pooled purchases for these products. The Company launched its Fall Motor Fuel Pool in October 2010.  All bids have been submitted and buyers are in the process of evaluating the bids.  The Winter 2011 Motor Fuel Pool was launched during the last week in December 2010 with bids due in early March 2011.

The “business concept” which the Company is currently marketing to state and local governments is a streamlined  ”demand aggregation,” or “cooperative purchasing” methodology for acquiring high-valued capital assets and selected commodities (motor fuel and water treatment chemicals), that comprise a significant component of most state and local government budgets as a means for producing improved pricing (volume-discount pricing) versus the pricing that would be achievable by individual entities in the volumes each would typically buy.  The “Technology” supporting the business concept is the actual electronic platform that facilitates buyers seeking bid requests in a single time window and in a single location, provided they have access to the Internet and can login to the Company’s website.  The Company’s initial target market is considered highly fragmented, consisting of approximately 87,000 state and local governments that do not have any natural way of leveraging their collective buying power.  These state and local governments have common purchase needs, are non-competitive with one another and tend to employ the same sealed bid process for obtaining competitive bids.

In order to market the benefits of demand aggregation (cooperative purchasing) to its initial target market customers, and potentially to others, and to streamline the cooperative buying process, the Company has licensed a web-based, fully-functional electronic platform technology, developed in its entirety by the Licensor, to automate various aspects of the business concept.  The Company does not intend to be in the software development business or to commit the resources to creation, development or maintenance of software, but prefers to focus its attention and resources upon marketing its services to users that may benefit from those services.

 On April 29, 2010, the Company entered into a Consulting Services Agreement with AVP, a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the company to AVP to purchase 3,235,971 shares of the company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder), subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

•	Milestone 1 – Company’s right of repurchase will lapse with respect to 70% of the shares upon securing $5 million in available cash from funding;

•	Milestone 2 - Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

•
Milestone 3 - Company’s right of repurchase will lapse with respect to the remaining 10% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestones 1 or 2);

and (b) cash compensation at a rate of $87,500 per month.  The payment of such compensation is subject to the company’s achievement of certain designated milestones, specifically, cash compensation of $350,000 is due consultant upon the achievement of Milestone 1, $350,000 upon the achievement of Milestone 2, and $350,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $87,500 per month. The total cash compensation to be received by the consultant is not to exceed $1,050,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones.

The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

On February 22, 2011, the Company received a letter from Accelerated Venture Partners, LLC that it was giving notice of termination of the Consulting Agreement dated as of April 29, 2010.  The termination notice was pursuant to section 8 of the Consulting Agreement.  The Notice also stated that each and all of the terms, provisions and/or covenants of each of Sections 4,5,7 and 9 through 21, and Section 2(a) of Exhibit B of the Consulting Agreement shall, for any and all purposes whatsoever, survive the termination of the Consulting Agreement.

On May 3, 2010, the Company filed a Form 8-K Report with the United States Securities and Exchange Commission which, among other things, included a change in the Company’s Shell Company Status as of April 15, 2010—the date the company entered into the License.

On July 2, 2010, the company completed a private offering of its common shares under the provisions of the Delaware securities laws and under a Regulation D exemption with respect to the federal securities laws. We sold a total of 9,250 common shares at a price of $2.00 per share to a total of thirty-five investors. We raised a total of $18,500 in this offering.

Employees

As of December 31, 2010, the Company employed four full-time and six part-time contract employees.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company maintains its designated office at 12720 Hillcrest Road, Suite 1045, Dallas, Texas 75230.  These offices, comprising 2,950 sq. ft., are leased by Demand Pooling Global Services, LLC from St. Paul Properties for a monthly rental of $3,900 which expires March 1, 2012.  The Company uses an undesignated portion of such space free of rent.  At some time in the future, Demand Pooling, LLC may begin charging rent to the Company for the portion of the space which it uses.

ITEM 3.     LEGAL PROCEEDINGS

As of December 31, 2010, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.     [REMOVED AND RESERVED]

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company became subject to Securities Exchange Act Reporting Requirements in April 2008. There has never been any market for or trading in our stock. There can be no assurance that a highly-liquid market for our securities will ever develop.

Options and Warrants

In April 2009, an option was granted by the company to Accelerated Venture Partners, LLC to purchase 3,235,971 shares of the company’s common stock at a price of $0.0001 per share (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

●	Milestone 1 – Company’s right of repurchase will lapse with respect to 70% of the shares upon securing $5 million in available cash from funding;

●	Milestone 2 - Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

●
Milestone 3 - Company’s right of repurchase will lapse with respect to the remaining 10% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestones 1 or 2);

Other than the aforementioned option, none of the shares of our common stock are subject to outstanding options or warrants.

Shareholder Advances

At December 31, 2010, four shareholders of the Company had advanced to the Company an aggregate amount of $139,100.  These advances are payable on demand and non-interest bearing.

Note Receivable

The Company has advanced $7,627 to Demand Pooling Global Services, LLC, which is payable on demand and non-interest bearing.

Status of Outstanding Common Stock

As of December 31, 2010, we had a total of 34,391,506 shares of our common stock outstanding.  Of these shares, 27,880,045 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 34,391,506 shares of our common stock to approximately 40 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.     SELECTED FINANCIAL DATA

Year Ended

	12/31/10	12/31/09
Revenues	$-	$-
Net Income (Loss)	$(87,700)	$(6,792)
Net Income (Loss) Per Share, Basic and Diluted	$(0.00)	$(0.00
Weighted Average No. Shares, Basic and Diluted	26,893,740	5,000,000
Stockholders’ Equity (Deficit)	$(74,248)	$(6,048)
Total Assets	$-	$-
Total Liabilities	$152,300	$6,164

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operation for the years ended December 31, 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Our Business” sections in this Form 8-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Plan of Operation

From inception (April 29, 2008), Accelerated Acquisitions V, Inc. was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On April 29, 2008, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $4,000.00.  These shares were issued immediately following the incorporation of the Company and were “founder’s shares”.  There were no written or oral agreements between the parties relevant to the purchase of the founder’s shares and the purchaser became the sole shareholder of the Company (which at the time was a “shell” corporation.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On March 22, 2010 Richard K. Aland (“Purchaser”) agreed to acquire 23,907,138 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share and Donald Kelly agreed to acquire 4,218,907 shares of the common stock par value $0.0001 for a price of $0.0001 per share at the same time, Accelerated Venture Partners, LLC agreed to tender 1,979,760 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  The entire transaction was consummated on April 2, 2010.

The transaction was the subject of an oral agreement between the parties which designated the applicable share amounts and share price and was one integrated transaction.  There was no specific consideration allocated to any of its elements; i.e. there was no specific consideration for the tender of shares apart from the overall consideration paid by Messrs. Aland and Kelly for their concurrent purchase of their interest in the Company.  By letter dated March 25, 2010, AVP tendered 1,979,760 shares of its stock to the Company for cancellation.  A copy of this letter is attached as Exhibit 10.3.

Messrs. Aland and Kelly subsequently made gifts of 136,000 and 110,000 shares, respectively, to an aggregate of ten donees.  All gifted shares were donated prior to April 2, 2010.  All gifts were to members of the respective donor’s family as a part of the donor’s ongoing estate planning.  The relationships are the following:  Robert and Ronald Aland are brothers of Richard Aland; Lauren Morr and Erin Spalsbury are daughters of Richard Aland.  Ethel Fleisher is the mother of Richard Aland.  Chad Kelly and Jessica Kelly are children of Don Kelly; Dominic and Wyatt Kelly are grandchildren of Don Kelly; Nina Kelly is the mother of Jessica and Chad Kelly and is Don Kelly’s ex-wife).

Following these transactions, Mr. Aland  owned 76.75%% and Mr. Kelly owned 13.54% of the Company’s 31,146,285 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 9.69% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Messrs. Aland and Kelly were simultaneously appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company.

Prior to the purchase of the shares, the Purchasers were not affiliated with the Company. However, the Purchasers will be deemed affiliates of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchasers was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment.

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”) pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”).  The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users.  Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities.  The License also provides for the use of a datacenter through a third-party provider.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto—although the License includes the Company’s right to utilize such improvements.

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date.  In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for "qualifying research, development and commercialization expenses" in accordance with the following schedule:

(a)	a minimum of US$1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of US$4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of US$10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date

Under the foregoing formula, the Company is not required to make any specific expenditures if it reaches a point where revenues exceed expenses within the three-year period.  Also, the Company is not required to pay $10,000,000 (or any other amount in excess of the annual licensing fee) to the Licensor for any purposes—and is only required to show that it has made the expenditures for “qualifying research, development and commercialization” if revenues do not exceed expenses by the third anniversary of the agreement.  “Commercialization” essentially refers to marketing and sales.  If the Company does not meet the profitability test within the three-year period and the expenditures are, in fact, required, it is anticipated that a portion of the costs of development of the electronic platform, product configuration catalogs and the like will be paid to the Licensor for these purposes.  Notwithstanding, the Company retains the right to engage other contractors to develop components of the application and is not restricted to using the Licensor as its only source for additional development work.  All payments made to third party contractors for research, development and commercialization are included to satisfy the expenditure test.  It is anticipated that a significant portion of any expenditures by the Company will be utilized for the Company’s own preparation and market research for the implementation of new product pools beyond the original three product categories, and all such expenditures also serve to satisfy the expenditure test.

The ownership of the intellectual property necessary for development and modification of the electronic platform resides with the Licensor and becomes a part of the exclusive North American and non-exclusive worldwide (outside North America) License.

In order to implement and operate a pool, the Company does not currently need additional hardware or software beyond that which it has licensed from the Licensor and infrastructure that it leases on an oral month-to-month basis from Databank, LLC.  The server capacity is not currently stressed and one standby server provides redundancy for the platform application.  The Company does not anticipate a number of user accesses (“hits” to its system) that would be typical for consumer-oriented applications that might achieve accesses of hundreds of thousands or even millions of hits during a 24-hour period.  It is likely that the Company’s website would only achieve hundreds of hits or thousands of hits during a 24 hour period, which does not stress the capacity of the existing servers.  To double the capacity, the Company could convert its redundant server to an application server or add additional servers, as needed for new products.  The current cost of new servers, configured as believed to be necessary for the Company’s foreseeable needs, is approximately $4,000-$5,000 each and it is anticipated that new servers, if needed, will be purchased and owned by the Company or leased from the server manufacturers.

No authorizations are needed to launch, implement and operate pooled transactions.  The Company determines when pools are to be launched and how potential users are to be addressed.  Currently, its marketing approach is through a direct email campaign based upon contacts which the Company has identified.  Most of these contacts, which now number fewer than 10,000 out of the estimated 87,000 state and local government entities, have been obtained by the Company investigating state and local government websites (cities, counties, states, airports, transit agencies, school and hospital districts and higher education facilities) and trade organization websites.  The Company intends to continue and to expand its email notification activities and, if funding becomes available and/or net revenue generation is sufficient, to investigate the affordability of implementing advertising and public relations campaigns.

The Licensing Agreement calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third party sublicensees.

The license is terminated upon the occurrence of events of default specified in the License Agreement.

On April 29, 2010, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the Company with certain  advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the company to AVP to purchase 3,235,971 shares of the company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

●	Milestone 1 – Company’s right of repurchase will lapse with respect to 70% of the shares upon securing $5 million in available cash from funding;

●	Milestone 2 - Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

●
Milestone 3 - Company’s right of repurchase will lapse with respect to the remaining 10% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestones 1 or 2);

and (b) cash compensation at a rate of $87,500 per month.  The payment of such compensation is subject to the company’s achievement of certain designated milestones, specifically, cash compensation of $350,000 is due consultant upon the achievement of Milestone 1, $350,000 upon the achievement of Milestone 2, and $350,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $87,500 per month. The total cash compensation to be received by the consultant is not to exceed $1,050,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones.

The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

On February 22, 2011, the Company received a letter from Accelerated Venture Partners, LLC that it was giving notice of termination of the Consulting Agreement dated as of April 29, 2010.  The termination notice was pursuant to section 8 of the Consulting Agreement.  The Notice also stated that each and all of the terms, provisions and/or covenants of each of Sections 4,5,7 and 9 through 21, and Section 2(a) of Exhibit B of the Consulting Agreement shall, for any and all purposes whatsoever, survive the termination of the Consulting Agreement.

On May 3, 2010, the Company filed a Form 8-K Report with the United States Securities and Exchange Commission which, among other things, included a change in the Company’s Shell Company Status as of April 15, 2010—the date the Company entered into the License.

On July 2, 2010, the Company completed an offering of our common shares under the provisions of the Delaware securities laws and under an exemption from the federal securities laws. We sold a total of 9,250 common shares at a price of $2.00 per share to a total of thirty-five investors. We raised a total of $18,500 in this offering.

Critical Accounting Estimates

With particular reference to the valuation of shares issued by the Company, we did not utilize any critical accounting estimates as to fair market value of such stock.  With respect to the shares sold to Messrs. Aland and Kelly, the Company was nothing more than a “virgin” shell company at the time of such sale without any business or assets to value.  As a result, the par value of the stock was the only reasonable valuation basis for such shares.  The same applied to the option granted to Accelerated Venture Partners which were agreed at the same time and as a part of the same transaction as the stock sale to Messrs. Aland and Kelly—the Company believed that par value was the only reasonable valuation basis.  The shares sold to investors in July 2010 were valued at the amount actually paid—$2.00 per share.

Going Concern

We were a shell company from April 29, 2008 until we filed our Form 8-K Report related to a change in shell company status on May 3, 2010 and adopted its present Business Plan.  We have incurred net losses of approximately $32,223 since inception through September 30, 2010.  At September 30, 2010 we had approximately $18,616 in cash and approximately $0 other assets and our total liabilities were approximately $28,339.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  Management believes that the Company will need to raise approximately $6,350,000 in the 12 months commencing December 2010 and approximately $8,650,000 during the 2nd 12 months commencing December 2011 in order to meet the requirements of its Business Plan and achieve its growth targets.

There are no assurances that we will continue as a going concern and the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Results of Operations for the periods ended December 31, 2010 and December 31, 2009

During the period from inception (April 29, 2008) to December 31, 2009, we had no revenues and recognized expenses of $10,048 which primarily comprised professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company. For year ended December 31, 2010, the Company had no revenues and incurred general and administrative expenses of $87,700.  These expenses were almost entirely attributable to the start-up costs of the Company and compliance with applicable securities laws and regulations.  During the period ended December 31, 2010 we incurred a loss of $87,700 compared to a loss of $6,792 in the comparable period of 2009.  The increased loss was attributable to the change in the status of the Company from a shell company to an operating Company in 2010.

For the period from inception (April 29, 2008) through December 31, 2010, the Company had no activities that produced revenues from operations and had a net loss of $96,748, due principally to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters and the start-up of the Company’s operations.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash on hand of approximately $13,548 and had total current liabilities of $152,300.  Management believes that the Company will need to raise approximately $6,350,000 in the first 12 months commencing December 2010 and approximately $8,650,000 during the 2nd 12 months commencing December 2011 in order to meet the requirements of its Business Plan and achieve its growth targets. In July 2010, we sold a total of 9,250 common shares at a price of $2.00 per share, which netted the Company a total of $18,500.

The Company’s net losses to date are primarily attributable to pre-launch salaries and costs of general business model implementation, coupled with the late launch of its first revenue-production pool which will not likely settle until the beginning of the first quarter of 2011.  The Company believes that these results will not be characteristic of the Company’s operating results once it launches additional pooled purchases.  With respect to the funding milestones detailed in the License, the Company is not required to fund the $10,000,000 (for "qualifying research, development and commercialization expenses") amount as long as it achieves gross profitability within the first three years of the Licensing Agreement. The Company’s future success is therefore very dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no assurance that the Company will be able to generate sufficient cash from operations or raise the required capital to achieve continued existence or fund its business model.  Should the Company be unable to obtain additional funding, its operations will be materially affected.

The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan, including the following estimated amounts for research, development and commercialization expenses related to the Technology. The Company therefore intends to raise an aggregate of $15 million in 2010 and 2011, the proceeds of which would be utilized as follows:

Management, Business Development and related expenses:

Management 2	$2,089,000

Business Development 3	$4,930,000

IT expenditures:
IT Development staff 1	$1,715,000

Software development and Hardware 1	$856,000

Other expenditures:
Advertising and Public Relations	$850,000

Rent and other payables	$403,000

License Agreement Payments 1	$325,000

Finance, legal, accounting and closing costs	$1,518,000

Increase in Working Capital	$2,314,000

Total Use of Proceeds	$15,000,000

(1) Qualifying expenditures under license agreement.  Additional license payments are expected to be made from operating revenues.

(2) Includes base compensation, benefits and expenses for director-level, and above, domestic and international employees over a two year time frame with the number of management team members (5) ramping up commensurate with the staff build-up. Of the total, 65% is for base compensation, 13% for benefits and taxes, and 22% for expenses.

(3) Compensation for an estimated domestic and international marketing staff ramping up to 35 full-time-equivalent (FTE) business development (marketing) employees over a two-year time frame.  Of the total, 80% is for base compensation (average salary, $60,000); with 20% for benefits and taxes.

The Company’s funding plans include selling additional capital stock and/or borrowing additional amounts to fund the aforementioned expenses. The Company’s future success is also very dependent upon its ability to achieve profitable operations and generate cash from operating activities. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. There is no assurance that the Company will be able to generate sufficient cash from operations or raise the required capital to achieve continued existence or fund its business plan.  Should the Company be unable to obtain additional funding, its operations will be materially affected.

As of the date of this report, the Company does not have any commitments for any capital investment or off-balance sheet arrangements and similarly does not have any commitments to make specific capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2010 and 2009 and the period from April 29, 2008 (inception) through December 31, 2010 and the reports thereon of Paritz & Co., P.A.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders

We have audited the accompanying balance sheets of Accelerated Acquisitions V, Inc. (a development stage company) as of December 31, 2010 and December 31, 2009 and the related statements of operations, stockholder's deficiency and cash flows for the years ended December 31, 2010 and December 31, 2009 and the period from inception (April 29, 2008) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  (a development stage company) as of December 31, 2010 and December 31, 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and December 31, 2009 and the period from inception (April 29, 2008) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co

Hackensack, New Jersey

March 22, 2011

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(audited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,548	$116
Note receivable	7,627	-
Pre-paid expense	56,877	-

TOTAL ASSETS	$78,052	$116

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$13,200	$4,442
Shareholder advances	139,100	1,722

TOTAL LIABILITIES	$152,300	$6,164

STOCKHOLDER’S DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 34,391,506 and 5,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	3,639	500
Additional paid-in capital	21,998	3,500

Deficit accumulated during the development stage	(96,748)	(10,048)
Stock subscription receivable	(3,137)	-
TOTAL STOCKHOLDER’S DEFICIT	(74,248)	(6,048)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$78,052	$116

See accompanying notes to financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	April 29, 2008 (Inception) through December 31, 2010

Revenues	$-	$-	$-
Operating Expenses
General and administrative	87,700	6,792	96,748

Net Operating Expenses	87,700	6,792	96,748

Net Loss	$(87,700)	$(6,792)	$(96,748)
Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	26,893,740	5,000,000

See accompanying notes to financial statements

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S DEFICIENCY
	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCE AT INCEPTION (APRIL 29, 2008)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	3,500	-	4,000
Net (loss)	-	-	-	-	-	(3,256)	(3,256)
BALANCE AT DECEMBER 31, 2008	-	$-	5,000,000	$500	$3,500	$(3,256)	$744
Net (loss)	-	-	-	-	-	(6,792)	(6,792)

BALANCE AT DECEMBER 31, 2009	-	$-	5,000,000	$500	$3,500	$(10,048)	$(6,048)
Sale of common stock	-	-	28,126,045	2,815	18,498	-	21,313
Cancellation of common stock	-	-	(1,979,760)	-	-	-	-
Issuance of common stock on exercise of stock option	-	-	3,235,971	324	-	-	324
Stock subscription receivable	-	-	-	-	-	-	(3,137)
Net (loss)	-	-	-	-	-	(86,700)	(86,700)
BALANCE AT DECEMBER 31, 2010	-	$-	34,391,506	$3,639	$21,998	$(96,748)	$(74,248)

See accompanying notes to financial statements

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Fiscal Year ended December 31, 2010	For the Fiscal year ended December 31, 2009	For the Cumulative Period from Inception (April 29, 2008) through December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(86,700)	(6,792)	$(96,748)
Increase (decrease) in accounts payable	8,758	3,186	13,200
(Increase) decrease in note receivable	(7,627)	-	(7,627)
(Increase) decrease in prepaid expense	(56,877)	-	(56,877)
Net cash used by operating activities	(142,446)	(3,606)	(148,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	18,500	-	22,500
Shareholder Advances	137,378	1,722	139,100
Net cash provided by financing activities	155,878	1,722	161,600
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	13,432	(1,884)	13,548
Cash and cash equivalents at beginning of period	116	2,000	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,548	116	$13,548
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	-	-	-
Interest expense	-	-	-

Noncash investing and financing activities:
Proceeds from the issuance of common stock	3,137	-	3,137
Cancellation of common shares	(198)	-	(198)
Additional paid-in capital	198	-	198
Stock subscription receivable	(3,137)	-	(3,137)

Total	-	-	-

See notes to financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

(b)           Basis of Presentation
The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for financial statement presentation and in accordance with the instructions to Regulations S-K.

(c)           Going Concern
 The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $96,748, used cash from operations of $148,052 since its inception, and has a working capital deficit of $74,248 at December 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

(e)           Cash and Cash Equivalents:
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at December 31, 2010

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1   -           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T):

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

As of December 31, 2010, the Company has no shares of Preferred Stock outstanding and 34,391,405 shares of Common Stock issued and outstanding.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 3   -           INCOME TAXES:

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

	December 31, 2010	December 31, 2009

Gross deferred tax assets	43,850	3,400
Valuation allowance	(43,850)	(3,400)
Net deferred tax asset	—	—

The federal net operating loss carryforwards expire in the tax years 2029 and 2030.  Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations. The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of December 31. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 4   -           RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended December 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4 -	RECENT ACCOUNTING PRONOUNCEMENTS (CON’T):

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

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4 -	RECENT ACCOUNTING PRONOUNCEMENTS (CON’T):

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

NOTE 5 -	MATERIAL CONTRACTS:

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

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”) pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”).  The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users.  Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto—although the License includes the Company’s right to utilize such improvements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5 -	MATERIAL CONTRACTS (CON’T):

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date.  In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for "qualifying research, development and commercialization expenses" in accordance with the following schedule:

(a)	a minimum of US$1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of US$4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of US$10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date

The Licensing Agreement also calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third party sublicensees.

The license is terminated upon the occurrence of events of default specified in the License Agreement.

The ownership of the intellectual property necessary for development and modification of the electronic platform resides with the Licensor and becomes a part of the exclusive North American and non-exclusive worldwide (outside North America) License.

On April 29, 2010, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the company to AVP to purchase 3,235,971 shares of the company’s common stock at a price of $0.0001 per share (the “AVP Option”). The AVP Option was immediately exercised by the holder.

While the actual Consulting Services Agreement is dated April 29, 2010, the terms of the Agreement were previously agreed and the Agreement was part and parcel of the stock sale which was consummated on April 2, 2010.  In fact, the terms of the entire transaction had been the subject of an oral agreement between the parties which was confirmed by the parties in the 4th quarter of 2009.  The transaction which was finalized on April 2, 2010 therefore had three components—(1) Sale of 28,126,045 shares to Messrs. Aland and Kelly at a price of $0.0001 per share, (2) AVP’s agreement to reduce his holdings in the Company from 5,000,000 shares to 3,020,240 shares and the option for AVP to acquire 3,235,971 shares at the same $0.0001 per share price.  At the time these transactions took place, the Company was a shell with no business (and minimal value), therefore the Company valued all shares issued at the time at par value ($0.0001).

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5 -	MATERIAL CONTRACTS (CON’T):

The Company intends to calculate the Black-Scholes valuation of the option and to commence amortization of that value in the quarter which the services, as described in the agreement, are first rendered.  As of the date of these financial statements, no such services have been provided.

Pursuant to the terms of the Agreement, AVP will not receive any compensation if the milestones specified in the Consulting Services Agreement are not met and the option shares are subject to repurchase by the Company at the original $0.0001 sale price.

The shares issued pursuant to the AVP Option are subject to a repurchase option granted to the company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

·	Milestone 1 – Company’s right of repurchase will lapse with respect to 70% of the shares upon securing $5 million in available cash from funding;

·	Milestone 2 - Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

·
Milestone 3 - Company’s right of repurchase will lapse with respect to the remaining 10% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestones 1 or 2);

and (b) cash compensation at a rate of $87,500 per month.  The payment of such compensation is subject to the company’s achievement of certain designated milestones, specifically, cash compensation of $350,000 is due consultant upon the achievement of Milestone 1, $350,000 upon the achievement of Milestone 2, and $350,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $87,500 per month. The total cash compensation to be received by the consultant is not to exceed $1,050,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones.

 The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

NOTE 6 -	SHAREHOLDER ADVANCES:

Three shareholders have advanced to the Company a total of $64,100, which is payable on demand and non-interest bearing. Of this amount, $4,100 is payable to Chad Kelly, the son of Don Kelly.

Richard Aland and Don Kelly, officers, directors and shareholders of the Company, have advanced to the Company a total of $75,000, which is payable on demand and non-interest bearing.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 7 -	NOTE RECEIVABLE:

The Company has advanced $7,627 to Demand Pooling Global Services, LLC, which is payable on demand and non-interest bearing.

NOTE 8 -	RELATED PARTY TRANSACTIONS:

1)	Chad Kelly, the son of Don Kelly, has advanced to the Company $4,100 (see Note 6. Shareholder Advances, above).

2)	Richard Aland and Don Kelly advanced to the Company an aggregate of $75,000 (see Note 6. Shareholder Advances)

3)	Richard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, with which the Company has entered into the Licensing Agreement (see Note 5. Material Contracts, above).

4)	The Company is party to a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher (See Note 5. Material Contracts, above).

NOTE 8 -	SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through March 22, 2011 (the date the financial statements were available to be issued) and has determined that the following is the only event which requires disclosure:

On February 22, 2011, the Company received a letter from Accelerated Venture Partners, LLC that it was giving notice of termination of the Consulting Agreement dated as of April 29, 2010.  The termination notice was pursuant to section 8 of the Consulting Agreement.  The Notice also stated that each and all of the terms, provisions and/or covenants of each of Sections 4,5,7 and 9 through 21, and Section 2(a) of Exhibit B of the Consulting Agreement shall, for any and all purposes whatsoever, survive the termination of the Consulting Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions	Period of Service
Richard Aland	66	Director, CEO, CFO, Treasurer	March 25, 2010-present
Donald Kelly	58	Director, President, COO, Secretary	March 25, 2010-present

Richard K. Aland, Chairman and Chief Executive Officer:

Mr. Aland became CEO, Treasurer and a director of the Accelerated Acquisitions V, Inc. in March 2010.  Previously, Mr. Aland founded PurchasePooling.Com, Inc. and was employed by the company from March 2000 to December 2000 and founded Demand Pooling Global Services, LLC and was employed by the company from August 2005 to the present date.  He served as an investment banker for 30 years specializing in solving the financial needs of state and local government entities, including a variety of transit agency, airport, stadium, arena and convention center projects.  He has been a leader in the municipal finance industry in creating innovative financing techniques, complex leasing structures, and public/private partnerships.  Privatization Magazine, referred to Mr. Aland as “…one of the four leading transportation finance specialists in the U.S.”

Previously, he served as Managing Director for Innovative Financial Services Inc. (“IFS”) (Nov. 1988-Apr. 1999) where he was responsible for new business development, adapting innovative and proprietary financing concepts and creative applications of traditional financing approaches. While at IFS he developed public/private partnerships and private sector approaches for the financing of large scale hotels, toll roads, stadiums, convention centers and other projects in Dallas, Denver, Kansas City, Houston, Tampa and others.  Prior to IFS, he served as Vice President and Manager of the Southwestern U.S. Public Finance Department for Salomon Brothers Inc.  (Feb. 1981-Jan. 1986) and as Vice President of Public Finance at Goldman, Sachs and Co. (Oct. 1977-Feb. 1981).  He also was Vice President of the investment banking firms, Kuhn, Loeb and Co. (Feb. 1975-Oct. 1977) and UBS-DB Corp. (Jan. 1970-Feb. 1975), a Union Bank of Switzerland-Deutsche Bank joint venture where his focus was on international corporate finance. Prior to this, Mr. Aland was in the International Department of Smith Barney as an institutional salesman in New York and London (Dec. 1968-Jan. 1970).

Mr. Aland earned an M.B.A. in finance from the University of Michigan in April 1966 and completed the coursework for a doctorate in finance and international business at Columbia University in April 1970. He also holds a B.B.A. in finance and accounting from the University of Michigan, which he attained in April 1965.

Don Kelly, President and Chief Operating Officer:

Mr. Kelly became COO, Secretary and a director of the Company in March 2010. Previously, he served as a Managing Partner of Technology Business Partner, a Dallas-based provider of IT services from Sep. 2006-Sep. 2009.  He served as President and CEO of Tryco Exploration, LLC, an oil and gas exploration company from Feb. 2000-Aug. 2006.  Prior to that, he served as Senior Vice President, Western Region and Member of the Executive Management Committee and Interim COO for RCG Information Technology, Inc., a subsidiary of Reliance Group Holding Corporation.

From Oct. 1994-Oct. 1995, Mr. Kelly was General Manager of SCT, Inc., an Oracle-based application software company.  He founded Ultimate Software Company of Texas, where he was the CEO and General Partner, from Aug. 1993-Sep. 1994 for the Texas sales and distribution company, which was later successfully taken Public (ULTI) in 1998.  In Oct. 1988, he joined Cap Gemini America, where, until his departure in Sep. 1993, he served on the Operating Board for the US and a General Manager of the worldwide group.  Cap Gemini, is a multi-billion dollar management consulting and business information consulting firm.

Mr. Kelly began his career as a Manager of the New York Energy/Retail District for G.E. Information Services, Co., from Nov. 1978-Nov. 1983 and later, served as Director of the Communications Industry Division of G.E. Consulting Services Corporation (June 1985-Oct 1988).  From Nov. 1983-June 1985, he was Manager, National Marketing for Burroughs Corporation.

Mr. Kelly is heavily involved with various Charities, specifically, Special Care and Career Services of Dallas and Angel Flight where he holds seats on the Board of Governors.  He has focused his energies on the care and improvement of the quality of life for those in need.

Messrs. Aland and Kelly each contribute in excess of 40 hours per week to the Company’s business.  At this time, no executives of the Company have entered into any employment agreements with the Company, written or oral.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

The board of directors has no nominating, auditing or compensation committees.

At the date of this prospectus, the Company is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters other than Messrs. Aland, Neher and Kelly.

Identification of Significant Employees

The Company does not presently have any significant employees other than the named officers and directors.

Directors Compensation

Directors are not entitled to receive compensation, either directly or indirectly, for services rendered to the Company, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director. The Company has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors.

Corporate Code of Conduct and Ethics

As of the present date, the Company has not adopted a Code of Conduct and Ethics, but plans to do so in the future.

Officers and Directors Indemnification

Under our Certificate of Incorporation and Bylaws of the corporation, the Company may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in the Company’s best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, the Company must indemnify the officer or director against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, then only by a court order. The indemnification coverage is intended to be to the fullest extent permitted by applicable laws.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to officers or directors under applicable state law, the Company is informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors, which currently consists of Mssrs. Aland and Kelly, handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2010, all reports required to be filed were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable.  Our sole current officers and directors, Messrs. Aland and Kelly, do not currently receive any compensation for their services they render to the Company, have not received compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company.  We currently have no formal written salary arrangement with any of our officers.  Our officers may receive a salary or other compensation for services that they provide to the Company in the future.  No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2010, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned

Owners of more than five percent (5%) of outstanding shares:

Accelerated Venture Partners, LLC (3)
1840 Gateway Drive, Suite 200
Foster City CA, 94404	6,256,211	18.19%

Officers and Directors:

Richard Aland
12720 Hillcrest Road, Suite 1045
Dallas, Texas 75230	23,771,138	69.12%

Donald Kelly
12720 Hillcrest Road, Suite 1045
Dallas, Texas 75230	4,108,907	11.95%

All officers and directors as a group
(2 persons)	27,880,045	81.07%

(1) This table is based upon 34,391,506 shares issued and outstanding as of December 31, 2010.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)  Timothy J. Neher has voting and dispositive control over the shares held by Accelerated Venture Partners, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Licensing Agreement.

The Company is a party to the Licensing Agreement with Demand Pooling Global Services LLC.  Messrs. Aland and Kelly are both principals of Demand Pooling Global Services LLC and officers, directors and majority shareholders of the Company.

Pursuant to the terms of the Licensing Agreement the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”).  The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users.  Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities.  The License also provides for the use of a datacenter through a third-party provider.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto—although the License includes the Company’s right to utilize such improvements.

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date.  In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for "qualifying research, development and commercialization expenses" in accordance with the following schedule:

(a)	a minimum of US$1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of US$4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of US$10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date

The Licensing Agreement calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third party sublicensees.

The license is terminated upon the occurrence of events of default specified in the License Agreement.

The Licensing Agreement may not be an arms-length agreement as Messrs. Aland and Kelly own 23,771,138 and 4,108,907 shares of the Company respectively, comprising in the aggregate approximately 81% of the issued and outstanding shares of common stock of the Company.  They are also both officers and directors of the Company.

Consulting Services.

The Company is party to a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The Consulting Services Agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the company to AVP to purchase 3,235,971 shares of the company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

●	Milestone 1 – Company’s right of repurchase will lapse with respect to 70% of the shares upon securing $5 million in available cash from funding;

●	Milestone 2 - Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

●
Milestone 3 - Company’s right of repurchase will lapse with respect to the remaining 10% of the Shares upon securing $15 million in available cash (inclusive of any amounts attributable to Milestones 1 or 2);

and (b) cash compensation at a rate of $87,500 per month.  The payment of such compensation is subject to the company’s achievement of certain designated milestones, specifically, cash compensation of $350,000 is due consultant upon the achievement of Milestone 1, $350,000 upon the achievement of Milestone 2, and $350,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $87,500 per month. The total cash compensation to be received by the consultant is not to exceed $1,050,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones.

The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

On February 22, 2011, the Company received a letter from Accelerated Venture Partners, LLC that it was giving notice of termination of the Consulting Agreement dated as of April 29, 2010.  The termination notice was pursuant to section 8 of the Consulting Agreement.  The Notice also stated that each and all of the terms, provisions and/or covenants of each of Sections 4,5,7 and 9 through 21, and Section 2(a) of Exhibit B of the Consulting Agreement shall, for any and all purposes whatsoever, survive the termination of the Consulting Agreement.

The Consulting Services Agreement may not be an arms-length agreement.  AVP was the owner of 6,256,211 shares of the Company’s common stock at August 30, 2010 and as such controls 18.19% of the issued and outstanding shares of common stock of the Company.

Shareholder Loans.

1)           Chad Kelly, the son of Don Kelly, has advanced to the Company $4,100 (see Financial Statements, Note 6. Shareholder Advances, above).

2)           Richard Aland and Don Kelly advanced to the Company an aggregate of $75,000 (see Financial Statements, Note 6. Shareholder Advances).

3)           Phillip Shirah, a shareholder of the Company, has advanced to the Company $20,000 (see Financial Statements, Note 6. Shareholder Advances).

4)           Andrew Shirah, a shareholder of the Company, has advanced to the Company $40,000 (see Financial Statements, Note 6. Shareholder Advances).

Other.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

As of December 31, 2010, Messrs. Aland and Kelly were the sole directors of the Company.  Neither of them are considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review our interim financial statements for the first, second and third quarters of 2011 are approximately $4,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 were $4,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2010 or 2009.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2008, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009 and the period from April 29, 2008 (inception) to December 31, 2010

•	Statements of Changes in Stockholders’ Equity for the period from April 29, 2008 (inception) to December 31, 2010

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from April 29, 2008 (inception) to December 31, 2010

•	Notes to Financial Statements

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

31.1.                     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.                     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                      Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accelerated Acquisitions V, Inc.
(Registrant)

By
/s/ Richard Aland

Richard Aland
Director, Chief Executive Officer, Chief Financial Officer and Treasurer
Date
March 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Richard Aland

Richard Aland
Director, Chief Executive Officer, Chief Financial Officer and Treasurer

Date
March 22, 2011

By
/s/ Donald Kelly

Donald Kelly
Director, President, Chief Operating Officer and Secretary
Date
March 22, 2011