Form 10-K/A
period 2010-12-31
ACCELERATED ACQUISITIONS V INC
filed 2011-05-11
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

Accelerated Acquisitions V, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2011 (the “Original Filing”) is being made in response to certain comments received from the staff of the SEC.

For convenience and ease of reference the Registrant is filing this Form 10-K/A in its entirety with applicable changes.  Unless otherwise stated, all information contained in this amendment is as of March 24, 2011, the filing date of the Original Filing.  Except as stated herein, this Form 10-/A does not reflect events or transactions occurring after such date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

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

The Company provides no examples of invitations for bids (“IFBs”), purchase agreements or other documentation since every state or local government must reserve the right to employ its own documents which are uploaded onto the Company’s platform.  Suppliers must download and acknowledge receipt of those documents before they are allowed to progress to pricing.

The Company imposes no geographic constraints or limitations and the only bidding process that is addressed by the platform is the traditional ‘ competitive sealed bid ’ process which state and local governments either require or with which they are most familiar.

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

On April 29, 2010, the Company entered into a Consulting Services Agreement (“Consulting Services Agreement”) with AVP, a company controlled by Timothy J. Neher.  A copy of the Consulting Services Agreement is attached hereto as Exhibit 10.2.  The Consulting Services Agreement required that AVP provide the Company with certain advisory services that included reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the company to AVP to purchase 3,235,971 shares of the company’s Common Stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder, subject to a repurchase option (“Repurchase Option”) granted to the Company to repurchase the shares at a price of $0.0001 per share upon the occurrence of certain events of default as more fully detailed in the Consulting Services Agreement and (b) certain cash compensation based on the achievement of certain specific milestones.

On February 22, 2011, the Company received a letter from AVP giving notice of its termination of the Consulting Services Agreement (“Termination Letter”).  A copy of the Termination Letter is attached hereto as Exhibit 99.1.   The Company believes that AVP failed to perform the agreed services under the Consulting Services Agreement.  Since AVP did not meet the milestones required in the Consulting Services Agreement, the Company does not believe that it is obligated to pay any amounts to AVP under the terms of the Consulting Services Agreement.  The Company further believes that it is entitled to immediately exercise the Repurchase Option with respect to the 3,235,971 shares of Company Common Stock which was issued to AVP under the Consulting Services Agreement at a price of $0.0001 per share and intends to do so.  The Company’s management believes that the termination of the Consulting Services Agreement will have no impact whatsoever on its plan of operation, principally because AVP was not actively involved in the Company’s operations prior to such termination.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.     SELECTED FINANCIAL DATA

Year Ended

	12/31/10	12/31/09
Revenues	$-	$-
Net Income (Loss)	$(86,700)	$(6,792)
Net Income (Loss) Per Share, Basic and Diluted	$(0.00)	$(0.00
Weighted Average No. Shares, Basic and Diluted	26,893,740	5,000,000
Stockholders’ Equity (Deficit)	$(74,248)	$(6,048)
Total Assets	$-	$-
Total Liabilities	$152,300	$6,164

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Typically, pools for various products will be scheduled and operated 1-4 times per year for each product.  If the Company is able to raise external financing in the amount of approximately $6,350,000, management expects to have the capability to operate 3-5 pools simultaneously within 6 months thereafter, and up to 5-8 simultaneous pools within the following 12 months.  The timing for each category of product pools will be based upon known budget cycles for the buyers of those products and upon surveys of buyers (as to the timing of their needs) and suppliers (regarding the production cycle for certain manufactured products).

The Licensing Agreement calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third party sublicensees.

The license is terminated upon the occurrence of events of default specified in the License Agreement.

On April 29, 2010, the Company entered into a Consulting Services Agreement (“Consulting Services Agreement”) with AVP, a company controlled by Timothy J. Neher.  A copy of the Consulting Services Agreement is attached hereto as Exhibit 10.2.  The Consulting Services Agreement required that AVP provide the Company with certain advisory services that included reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the company to AVP to purchase 3,235,971 shares of the company’s Common Stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder, subject to a repurchase option (“Repurchase Option”) granted to the Company to repurchase the shares at a price of $0.0001 per share upon the occurrence of certain events of default as more fully detailed in the Consulting Services Agreement and (b) certain cash compensation based on the achievement of certain specific milestones.

On February 22, 2011, the Company received a letter from AVP giving notice of its termination of the Consulting Services Agreement (“Termination Letter”).  A copy of the Termination Letter is attached hereto as Exhibit 99.1.   The Company believes that AVP failed to perform the agreed services under the Consulting Services Agreement.  Since AVP did not meet the milestones required in the Consulting Services Agreement, the Company does not believe that it is obligated to pay any amounts to AVP under the terms of the Consulting Services Agreement.  The Company further believes that it is entitled to immediately exercise the Repurchase Option with respect to the 3,235,971 shares of Company Common Stock which was issued to AVP under the Consulting Services Agreement at a price of $0.0001 per share and intends to do so.  The Company’s management believes that the termination of the Consulting Services Agreement will have no impact whatsoever on its plan of operation, principally because AVP was not actively involved in the Company’s operations prior to such termination.

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

Going Concern

We were a shell company from April 29, 2008 until we filed our Form 8-K Report related to a change in shell company status on May 3, 2010 and adopted its present Business Plan.  We have incurred net losses of approximately $32,223 since inception through September 30, 2010.  At September 30, 2010 we had approximately $18,616 in cash and approximately $0 other assets and our total liabilities were approximately $28,339.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.  Management believes that the Company will need to raise approximately $6,350,000 in the 12 months commencing December 2010 and approximately $8,650,000 during the 2 nd 12 months commencing December 2011 in order to meet the requirements of its Business Plan and achieve its growth targets.

There are no assurances that we will continue as a going concern and the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Results of Operations for the periods ended December 31, 2010 and December 31, 2009

 During the period from inception (April 29, 2008) to December 31, 2009, we had no revenues and recognized expenses of $10,048 which primarily comprised professional and legal fees and other costs related to the start-up and organization of our business and raising initial capital for the Company. For year ended December 31, 2010, the Company had no revenues and incurred general and administrative expenses of $86,700.  These expenses were almost entirely attributable to the start-up costs of the Company and compliance with applicable securities laws and regulations.  During the period ended December 31, 2010 we incurred a loss of $86,700 compared to a loss of $6,792 in the comparable period of 2009.  The increased loss was attributable to the change in the status of the Company from a shell company to an operating Company in 2010.

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

 I TEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	April 29, 2008 (Inception) through December 31, 2010

Revenues	$-	$-	$-
Operating Expenses
General and administrative	86,700	6,792	96,748

Net Operating Expenses	86,700	6,792	96,748

Net Loss	$(86,700)	$(6,792)	$(96,748)
Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	26,893,740	5,000,000

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

While the actual Consulting Services Agreement is dated April 29, 2010, the terms of the Agreement were previously agreed and the Agreement was part and parcel of the stock sale which was consummated on April 2, 2010.  In fact, the terms of the entire transaction had been the subject of an oral agreement between the parties which was confirmed by the parties in the 4 th quarter of 2009.  The transaction which was finalized on April 2, 2010 therefore had three components—(1) Sale of 28,126,045 shares to Messrs. Aland and Kelly at a price of $0.0001 per share, (2) AVP’s agreement to reduce his holdings in the Company from 5,000,000 shares to 3,020,240 shares and the option for AVP to acquire 3,235,971 shares at the same $0.0001 per share price.  At the time these transactions took place, the Company was a shell with no business (and minimal value), therefore the Company valued all shares issued at the time at par value ($0.0001).

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

On February 22, 2011, the Consulting Services Agreement was terminated by AVP (see Note 9, Subsequent Events, below).

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

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 7 -	NOTE RECEIVABLE:

The Company has advanced $7,627 to Demand Pooling Global Services, LLC, which is payable on demand and non-interest bearing.

NOTE 8 -	RELATED PARTY TRANSACTIONS:

1)	Chad Kelly, the son of Don Kelly, has advanced to the Company $4,100 (see Note 6. Shareholder Advances, above).

2)	Richard Aland and Don Kelly advanced to the Company an aggregate of $75,000 (see Note 6. Shareholder Advances)

3)	Richard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, with which the Company has entered into the Licensing Agreement (see Note 5. Material Contracts, above).

4)	The Company is party to a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher (See Note 5. Material Contracts, above).

NOTE 9 -	SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through March 22, 2011 (the date the financial statements were available to be issued) and has determined that the following is the only event which requires disclosure:

On February 22, 2011, the Company received a letter from AVP dated as of April 29, 2010 giving notice of termination of the Consulting Services Agreement.  The termination notice was pursuant to Section 8 of the Consulting Services Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our chief executive officer, also acting as chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of December 31, 2010, our principal officers identified a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. The material weakness is discussed below.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Richard K. Aland, Chairman and Chief Executive Officer:

Mr. Aland became CEO, Treasurer and a director of the Accelerated Acquisitions V, Inc. in March 2010.  Previously, Mr. Aland founded PurchasePooling.Com, Inc. and was employed by the company from March 2000 to December 2000 and founded Demand Pooling Global Services, LLC and was employed by the company from August 2005 to the present date.  He served as an investment banker for 30 years specializing in solving the financial needs of state and local government entities, including a variety of transit agency, airport, stadium, arena and convention center projects.  He has been a leader in the municipal finance industry in creating innovative financing techniques, complex leasing structures, and public/private partnerships.  Privatization Magazine , referred to Mr. Aland as “…one of the four leading transportation finance specialists in the U.S.”

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

Officers and Directors :

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

Consulting Services.

On April 29, 2010, the Company entered into a Consulting Services Agreement (“Consulting Services Agreement”) with AVP, a company controlled by Timothy J. Neher.  A copy of the Consulting Services Agreement is attached hereto as Exhibit 10.2.  The Consulting Services Agreement required that AVP provide the Company with certain advisory services that included reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the company to AVP to purchase 3,235,971 shares of the company’s Common Stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder, subject to a repurchase option (“Repurchase Option”) granted to the Company to repurchase the shares at a price of $0.0001 per share upon the occurrence of certain events of default as more fully detailed in the Consulting Services Agreement and (b) certain cash compensation based on the achievement of certain specific milestones.

On February 22, 2011, the Company received a letter from AVP giving notice of its termination of the Consulting Services Agreement (“Termination Letter”).  A copy of the Termination Letter is attached hereto as Exhibit 99.1.   The Company believes that AVP failed to perform the agreed services under the Consulting Services Agreement.  Since AVP did not meet the milestones required in the Consulting Services Agreement, the Company does not believe that it is obligated to pay any amounts to AVP under the terms of the Consulting Services Agreement.  The Company further believes that it is entitled to immediately exercise the Repurchase Option with respect to the 3,235,971 shares of Company Common Stock which was issued to AVP under the Consulting Services Agreement at a price of $0.0001 per share and intends to do so.  The Company’s management believes that the termination of the Consulting Services Agreement will have no impact whatsoever on its plan of operation, principally because AVP was not actively involved in the Company’s operations prior to such termination.

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

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

3(i)	Articles of Incorporation of ACCELERATED ACQUISITIONS V. INC. (previously filed with Form 10-12G on August 28, 2008.

3(ii)	By-Laws of ACCELERATED ACQUISITIONS V. INC. (previously filed with Form 10-12G on August 28, 2008

10.1	License Agreement between ACCELERATED ACQUISITIONS V, INC. and DEMAND POOLING GLOBAL SERVICES, LLC (previously filed with Form S-1/A on October 25, 2010)

10.2	Consulting Agreement between ACCELERATED ACQUISITIONS V, INC. and ACCELERATED VENTURE PARTNERS, LLC (previously filed with Form S-1/A on May 11, 2011)

10.3	Letter dated March 25, 2010 from ACCELERATED VENTURE PARTNERS, LLC to ACCELERATED ACQUISITIONS V, INC. (previously filed with Form S-1/A on January 28,2011)

99.1	Letter dated February 22, 2011 from ACCELERATED VENTURE PARTNERS, LLC to ACCELERATED ACQUISITIONS V, INC. (previously filed with Form S-1/A on May 11, 2011)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accelerated Acquisitions V, Inc.
(Registrant)

By
/s/ Richard Aland

Richard Aland
Director, Chief Executive Officer, Chief Financial Officer and Treasurer
Date
May 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Richard Aland

Richard Aland
Director, Chief Executive Officer, Chief Financial Officer and Treasurer

Date
May 11, 2011

By
/s/ Donald Kelly

Donald Kelly
Director, President, Chief Operating Officer and Secretary
Date
May 11, 2011