Form 10-Q
period 2011-03-31
ACCELERATED ACQUISITIONS V INC
filed 2011-05-16
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-53394

Accelerated Acquisitions V, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2517798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12720 Hillcrest Road, Suite 1045
Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

(972) 388-1973
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of May 1, 2010
Par value $0.0001 per share	34,391,506

ACCELERATED ACQUISITIONS V, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2011 and December 31, 2010	2

	Statements of Operations for the three months ended March 31, 2011 and March 31, 2010 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2011	3

	Statements of Cash Flows for the three months ended March 31, 2011, March 31, 2010 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2011	4

	Notes to Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Reserved and Removed)	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,548	$13,548
Note receivable	7,627	7,627
Pre-paid expense	56,877	56,877

TOTAL ASSETS	$78,052	$78,052

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$13,200	$13,200
Shareholder advances	139,100	139,100

TOTAL LIABILITIES	152,300	152,300

STOCKHOLDER’S DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized; 34,391,506 shares issued and outstanding at March 31, 2011 and December 31, 2010	3,639	3,639
Additional paid-in capital	21,998	21,998

Deficit accumulated during the development stage	(96,748)	(96,748)
Stock subscription receivable	(3,137)	(3,137)
TOTAL STOCKHOLDER’S DEFICIT	(74,248)	(74,248)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$78,052	$78,052

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

			April 29, 2008
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31	March 31	March 31
	2011	2010	2011

Revenues	$-	$-	$-
Operating Expenses
General and administrative	-	600	96,748

Net Operating Expenses	-	600	96,748

Net Loss	$-	$(600)	$(96,748)

Basic earnings (loss) per share—Basic and Diluted	$-	$(0.00)

Weighted average number of common shares outstanding	26,893,740	5,000,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

			For the
			Cumulative
			Period from
			Inception
	For the Three	For the Three	(April 29,
	Months	Months	2008) through
	March 31	March 31	March 31
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$-	$(600)	$(96,748)
Increase (decrease) in accounts payable	-	(4,442)	13,200
(Increase) decrease in note receivable	-	-	(7,627)
(Increase) decrease in prepaid expense	-	-	(56,877)
Net cash used by operating activities	-	(5,042)	(148,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	22,500
Shareholder Advances	-	5,042	139,100
Net cash provided by financing activities	-	5,042	161,600
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	-	13,548
Cash and cash equivalents at beginning of period	13,548	116	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,548	$116	$13,548
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	$-	$-	$-
Interest expense	-	-	-

Noncash investing and financing activities:
Proceeds from the issuance of common stock	-	-	3,137
Cancellation of common shares	-	-	(198)
Additional paid-in capital	-	-	198
Stock subscription receivable	-	-	(3,137)

Total	$-	$-	$-

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances and the launch of the Company’s initial pooled purchase transaction which it expects to complete in the 2nd quarter 2011.

(b)            Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2010 and the Company’s Registration Statement on Form 10.

(c)            Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $96,748, used cash from operations of $148,052 since its inception, and has negative working capital of $74,248 at March 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
MARCH 31, 2011

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

	March 31, 2011	December 31, 2010

Gross deferred tax assets	43,850	43,850
Valuation allowance	(43,850)	(43,850)
Net deferred tax asset	—	—

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

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of March 31, 2011 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

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
MARCH 31, 2011

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
MARCH 31, 2011

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

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4 -	MATERIAL CONTRACTS (CON’T):

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

On February 22, 2011, the Company received a letter from AVP giving notice of its termination of the Consulting Services Agreement (“Termination Letter”).  The Company believes that AVP failed to perform agreed services under the Consulting Services Agreement.  Since AVP did not meet the milestones required in the Consulting Services Agreement, the Company does not believe that it is obligated to pay any amounts to AVP under the terms of the Consulting Services Agreement.  The Company further believes that it is entitled to immediately exercise the Repurchase Option with respect to the 3,235,971 shares of Company Common Stock which was issued to the Consultant under the Consulting Services Agreement at a price of $0.0001 per share and intends to do so.   The Company’s management believes that the termination of the Consulting Services Agreement will have no impact whatsoever on its plan of operation, principally because AVP was not actively involved in the Company’s operations prior to such termination.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5 -	SHAREHOLDER ADVANCES:

Three shareholders have advanced to the Company a total of $64,100, which is payable on demand and non-interest bearing. Of this amount, $4,100 is payable to Chad Kelly, the son of Don Kelly.

Richard Aland and Don Kelly, officers, directors and shareholders of the Company, have advanced to the Company a total of $75,000, which is payable on demand and non-interest bearing.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6 -	NOTE RECEIVABLE:

The Company has advanced $7,627 to Demand Pooling Global Services, LLC, which is payable on demand and non-interest bearing.

NOTE 7 -	RELATED PARTY TRANSACTIONS:

1)	Chad Chad Kelly, the son of Don Kelly, has advanced to the Company $4,100 (see Note 6. Shareholder Advances, above).

2)	RicharRichard Aland and Don Kelly advanced to the Company an aggregate of $75,000 (see Note 6. Shareholder Advances)

3)
RicharRichard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, with which the Company has entered into the Licensing Agreement (see Note 5. Material Contracts, above).

4)
The CThe Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher (See Note 4. Material Contracts, above), which was terminated by AVP on February 22, 2011.

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

Results of Operations

For the three months ending March 31, 2011, the Company had no revenues and incurred no general and administrative expenses. Compared to no revenues and general and administrative expenses of $1,304 for the corresponding period of 2009.

For the nine months ending September 30, 2010, the Company had no revenues and incurred general and administrative expenses of $22,175 (primarily related to the filing of a registration statement with the Securities and Exchange Commission), compared to no revenues and general and administrative expenses of $600 for the corresponding period of 2010.

For the period from inception (April 29, 2008) through March 31, 2011, the Company had no activities that produced revenues from operations and had a net loss of ($96,748), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, the Company’s currently pending registration statement on Form S-1 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $78,052 and had current liabilities of $152,300.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through March 31, 2011

Operating activities	$(148,052)
Investing activities	-
Financing activities	$161,600

Net effect on cash	$13,548

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011
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