Form 10-K/A
period 2010-12-31
ACCELERATED ACQUISITIONS V INC
filed 2011-06-01
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

Accelerated Acquisitions V, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2011 (the “Original Filing”) is being made in response to certain comments received from the staff of the SEC.

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
Board of Directors and Stockholders
Accelerated Acquisitions V, Inc.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerated Acquisitions V, Inc.  (a development stage company) as of December 31, 2010 and December 31, 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and December 31, 2009 and the period from inception (April 29, 2008) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

☐	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

☐	Balance Sheets as of December 31, 2010 and 2009

☐	Statements of Operations for the years ended December 31, 2010 and 2009 and the period from April 29, 2008 (inception) to December 31, 2010

☐	Statements of Changes in Stockholders’ Equity for the period from April 29, 2008 (inception) to December 31, 2010

☐	Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from April 29, 2008 (inception) to December 31, 2010

☐	Notes to Financial Statements

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

Accelerated Acquisitions V, Inc.
(Registrant)

By
/s/ Richard Aland

Richard Aland
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)
Date
June 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Richard Aland

Richard Aland
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date
June 1, 2011

By
/s/ Donald Kelly

Donald Kelly
Director, President, Chief Operating Officer and Secretary
Date
June 1, 2011