Form 10-Q/A
period 2011-03-31
ACCELERATED ACQUISITIONS V INC
filed 2011-06-01
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Explanatory Note

Accelerated Acquisitions V, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report n Form 10-K for the quarter ended March 31,2011 (the March 10-Q”), originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2011 (the “Original Filing”) is being made in response to certain comments received from the staff of the SEC.”,

For convenience and ease of reference the Registrant is fling this Form 10-Q/A in its entirely with applicable changes.  Unless otherwise stated, all information contained in this amendment is as of May 16, 2011, the filing date of the Original Filing.  Except as stated herein, this Form 10-0Q/A does not reflect events or transactions occurring after such date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

ACCELERATED ACQUISITIONS V, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2011 and December 31, 2010	4

	Statements of Operations for the three months ended March 31, 2011 and March 31, 2010 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2011	5

	Statements of Cash Flows for the three months ended March 31, 2011, March 31, 2010 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2011	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures		18

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Reserved and Removed)	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,548	$13,548
Note receivable	7,627	7,627
Pre-paid expense	56,877	56,877

TOTAL ASSETS	$78,052	$78,052

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$13,200	$13,200
Shareholder advances	139,100	139,100

TOTAL LIABILITIES	152,300	152,300

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 1, 2011
ACCELERATED ACQUISITIONS V, INC.

	By:	/s/ Richard K. Aland
Richard K. Aland
Chairman and Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

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