Form 10-Q
period 2011-06-30
ACCELERATED ACQUISITIONS V INC
filed 2011-08-15
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer 	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of August 11, 2011
Par value $0.0001 per share	31,155,535

ACCELERATED ACQUISITIONS V, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2011 and December 31, 2010	2

	Statements of Operations for the three months and six months ended June 30, 2011 and June 30, 2010 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2011	3

	Statements of Cash Flows for the three months and six months ended June 30, 2011 and June 30, 2010 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Reserved and Removed)	16

Item 5.	Other Information	16

Item 6.	Exhibit Index	17

Signatures		17

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$379	$13,548
Note receivable	3,188	7,627
Pre-paid expense	56,877	56,877

TOTAL ASSETS	$60,444	$78,052

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$13,200	$13,200
Shareholder advances	139,100	139,100

TOTAL LIABILITIES	152,300	152,300

STOCKHOLDER’S DEFICIT:

Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,155,535 shares issued and outstanding at June 30, 2011 and December 31, 2010	3,639	3,639
Additional paid-in capital	21,998	21,998

Deficit accumulated during the development stage	(114,356)	(96,748)
Stock subscription receivable	(3,137)	(3,137)
TOTAL STOCKHOLDER’S DEFICIT	(91,856)	(74,248)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$60,444	$78,052

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					April 29, 2008
	Three Months		Six Months		(Inception)
	Ended		Ended		through
	June 30	June 30	June 30	June 30	June 30
	2011	2010	2011	2010	2011

Revenues	$-	$-			$-

Operating Expenses
General and administrative	17,608	3,975	17,608	4,575	114,356

Net Operating Expenses	17,608	3,975	17,608	4,575	114,356

Net Loss	$(17,608)	$(3,975)	$(17,608)	$(4,575)	$(114,356)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,893,740	30,120,333	30,120,333	17,629,559

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

			For the
			Cumulative
			Period from
			Inception
	Six Months	Six Months	(April 29,
	Ended	Ended	2008) through
	June 30	June 30	June 30
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(17,608)	$(4,575)	$(114,356)
Increase (decrease) in accounts payable	-	(4,442)	13,200
(Increase) decrease in note receivable	4,439	-	(3,188)
(Increase) decrease in prepaid expense	-	-	(56,877)
Net cash used by operating activities	(13,169)	(9,017)	(161,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	22,500
Shareholder Advances	-	9,017	139,100
Net cash provided by financing activities	-	9,017	161,600
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,169)	-	379
Cash and cash equivalents at beginning of period	13,548	116	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$379	$116	$379
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	$-	$-	$-

Interest expense	-	-	-
Noncash investing and financing activities:
Proceeds from the issuance of common stock	-	-	3,137
Cancellation of common shares	-	-	(198)
Additional paid-in capital	-	-	198
Stock subscription receivable	-	-	(3,137)

Total	$-	$-	$-

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances and the launch of the Company’s initial pooled purchase transaction which it expects to complete in the 4th quarter 2011.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $114,356, used cash from operations of $161,221 since its inception, and has negative working capital of $91,856 at June 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
JUNE 30, 2011

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

	June 30, 2011	December 31, 2010

Gross deferred tax assets	43,850	43,850
Valuation allowance	(43,850)	(43,850)
Net deferred tax asset	—	—

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
JUNE 30, 2011

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
JUNE 30, 2011

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
JUNE 30, 2011

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

Notwithstanding, the License is not subject to immediate discontinuance despite the fact that the initial milestone (net revenues in excess of expenses in the normal course of operations or receive funding of at least $1 million by one year from April 15, 2010) has passed.  The three milestones detailed in the License are cumulative and provide that the conditions are satisfied if any one of the three milestones is achieved.  In other words, although Milestone #1 (raising $1 million or generating revenues in the amount of $1 million) has not been met, the requirement can be met by achieving Milestone #2 by the second anniversary of the License Agreement (raising $5 million or generating $5 million in revenues) and if neither is met, then the requirements can be satisfied by achieving Milestone #3 by the end of the third year (raising $10 million or generating $10 million in revenues).

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

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4   -   MATERIAL CONTRACTS (CON’T):
On February 22, 2011, the Company received a letter from AVP giving notice of its termination of the Consulting Services Agreement (“Termination Letter”).  The Company believes that AVP failed to perform agreed services under the Consulting Services Agreement.  Since AVP did not meet the milestones required in the Consulting Services Agreement, the Company does not believe that it is obligated to pay any amounts to AVP under the terms of the Consulting Services Agreement.  The Company exercised the Repurchase Option on May 23, 2011 with respect to the 3,235,971 shares of Company Common Stock which was issued to the Consultant under the Consulting Services Agreement at a price of $0.0001 per share.   The Company’s management believes that the termination of the Consulting Services Agreement will have no impact whatsoever on its plan of operation, principally because AVP was not actively involved in the Company’s operations prior to such termination.

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

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 6   -   NOTE RECEIVABLE:

The Company has advanced $3,188 to Demand Pooling Global Services, LLC, which is payable on demand and non-interest bearing.

NOTE 7   -   RELATED PARTY TRANSACTIONS:

1)	Chad Chad Kelly, the son of Don Kelly, has advanced to the Company $4,100 (see Note 6. Shareholder Advances, above).

2)	RicharRichard Aland and Don Kelly advanced to the Company an aggregate of $75,000 (see Note 6. Shareholder Advances)

3)
RicharRichard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, with which the Company has entered into the Licensing Agreement (see Note 5. Material Contracts, above).

4)
The CThe Company was a party to a Consulting Services Agreement dated April 29, 2010 with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher (See Note 4. Material Contracts, above).   On February 22, 2011, the Company received a letter from AVP giving notice of termination of the Consulting Agreement.

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

Messrs. Aland and Kelly subsequently made gifts of 136,000 and 110,000 shares, respectively, to an aggregate of nine donees.  All gifted shares were donated prior to April 2, 2010.  All gifts were to members of the respective donee’s family as a part of the donee’s ongoing estate planning.  The relationships are the following:  Robert and Ronald Aland are brothers of Richard Aland; Lauren Morr and Erin Spalsbury are daughters of Richard Aland.  Chad Kelly and Jessica Kelly are children of Don Kelly; Dominic and Wyatt Kelly are grandchildren of Don Kelly; Nina Kelly is the mother of Jessica and Chad Kelly is Don Kelly’s ex-wife).

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

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date.  In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for "qualifying research, development and commercialization expenses" in accordance with the following schedule:

(a)	a minimum of US$1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of US$4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of US$10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date

Notwithstanding, the License is not subject to immediate discontinuance despite the fact that the initial milestone (net revenues in excess of expenses in the normal course of operations or receive funding of at least $1 million by one year from April 15, 2010) has passed.  The three milestones detailed in the License are cumulative and provide that the conditions are satisfied if any one of the three milestones is achieved.  In other words, although Milestone #1 (raising $1 million or generating revenues in the amount of $1 million) has not been met, the requirement can be met by achieving Milestone #2 by the second anniversary of the License Agreement (raising $5 million or generating $5 million in revenues) and if neither is met, then the requirements can be satisfied by achieving Milestone #3 by the end of the third year (raising $10 million or generating $10 million in revenues).  Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $15,000,000 estimated to be required.

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

On February 22, 2011, the Company received a letter from AVP giving notice of its termination of the Consulting Services Agreement (“Termination Letter”).  The Company believes that AVP failed to perform agreed services under the Consulting Services Agreement.  Since AVP did not meet the milestones required in the Consulting Services Agreement, the Company does not believe that it is obligated to pay any amounts to AVP under the terms of the Consulting Services Agreement.  The Company exercised the Repurchase Option on May 23, 2011 with respect to the 3,235,971 shares of Company Common Stock which was issued to the Consultant under the Consulting Services Agreement at a price of $0.0001 per share.   The Company’s management believes that the termination of the Consulting Services Agreement will have no impact whatsoever on its plan of operation, principally because AVP was not actively involved in the Company’s operations prior to such termination.

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

Results of Operations

For the three months and six months ending June 30, 2011, the Company had no revenues and incurred $17,608 of general and administrative expenses. Compared to no revenues and general and administrative expenses of $3,975 for the three months ended and $4,575  for the six months ended June 30, 2010.

For the period from inception (April 29, 2008) through June 30, 2011, the Company had no activities that produced revenues from operations and had a net loss of ($114,356), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, the Company’s registration statement on Form S-1 effective July 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $60,444 and had current liabilities of $152,300.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through March 31, 2011

Operating activities	$(161,22)
Investing activities	-
Financing activities	$161,600

Net effect on cash	$339

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011
ACCELERATED ACQUISITIONS V, INC.

	By:	/s/ Richard K. Aland
Richard K. Aland
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.