Form 10-Q
period 2011-09-30
ACCELERATED ACQUISITIONS V INC
filed 2011-11-15
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number  000-53394

Demand Pooling, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2517798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12720 Hillcrest Road, Suite 1045
Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

(972) 388-1973
(Registrant’s telephone number, including area code)

Accelerated Acquisitions V, Inc.
Former Name If Changed Since Last Report

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

ACCELERATED ACQUISITIONS V, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Statements of Operations for the three months and nine months ended September 30, 2011 and September 30, 2010 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2011	4

	Statements of Cash Flows for the three months and nine months ended September 30, 2011 and September 30, 2010 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2011	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 .	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Reserved and Removed)	17

Item 5.	Other Information	17

Item 6.	Exhibit Index	18

Signatures		18

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$379	$13,548
Note receivable	3,188	7,627
Pre-paid expense	56,877	56,877

TOTAL ASSETS	$60,444	$78,052

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$13,200	$13,200
Shareholder advances	139,100	139,100

TOTAL LIABILITIES	152,300	152,300

STOCKHOLDER’S DEFICIT:

Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,155,535 shares issued and outstanding at September 30, 2011 and December 31, 2010	3,639	3,639
Additional paid-in capital	21,998	21,998

Deficit accumulated during the development stage	(114,356)	(96,748)
Stock subscription receivable	(3,137)	(3,137)
TOTAL STOCKHOLDER’S DEFICIT	(91,856)	(74,248)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$60,444	$78,052

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					April 29, 2008
	Three Months		Nine Months		(Inception)
	Ended		Ended		through
	September 30	September 30	September 30	September 30	September 30
	2011	2010	2011	2010	2011

Revenues	$-	$-			$-

Operating Expenses
General and administrative	-	1,304	17,608	22,175	114,356

Net Operating Expenses	-	1,304	17,608	22,175	114,356

Net Loss	$-	$(1,304)	$(17,608)	$(22,175)	$(114,356)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,893,740	34,391,405	30,120,333	24,366,987

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

			For the
			Cumulative
			Period from
			Inception
	Nine Months	Nine Months	(April 29,
	Ended	Ended	2008) through
	September 30	September 30	September 30
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(17,608)	$(22,175)	$(114,356)
Increase (decrease) in accounts payable	-	(5,158)	13,200
(Increase) decrease in note receivable	4,439	-	(3,188)
(Increase) decrease in prepaid expense	-	-	(56,877)
Net cash used by operating activities	(13,169)	(16,517)	(161,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	18,500	22,500
Shareholder Advances	-	16,517	139,100
Net cash provided by financing activities	-	35,017	161,600
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,169)	18,500	379
Cash and cash equivalents at beginning of period	13,548	18,616	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$379	$116	$379
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	$-	$-	$-

Interest expense	-	-	-
Noncash investing and financing activities:
Proceeds from the issuance of common stock	-	3,137	3,137
Cancellation of common shares	-	(198)	(198)
Additional paid-in capital	-	198	198
Stock subscription receivable	-	(3,137)	(3,137)

Total	$-	$-	$-

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS V, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances and the launch of the Company’s initial pooled purchase transaction which it expects to complete in the 4 th quarter 2011.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $114,356, used cash from operations of $161,221 since its inception, and has negative working capital of $91,856 at September 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
SEPTEMBER 30, 2011

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

	September 30, 2011	December 31, 2010

Gross deferred tax assets	43,850	43,850
Valuation allowance	(43,850)	(43,850)
Net deferred tax asset	—	—

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

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of September 30, 2011 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

From inception (April 29, 2008), Demand Pooling, Inc. was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

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

Results of Operations

For the three months and nine months ending September 30, 2011, the Company had no revenues and incurred $17,608 of general and administrative expenses. Compared to no revenues and general and administrative expenses of $3,975 for the three months ended and $4,575 for the nine months ended September 30, 2010.

For the period from inception (April 29, 2008) through September 30, 2011, the Company had no activities that produced revenues from operations and had a net loss of ($114,356), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, the Company’s registration statement on Form S-1 effective July 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $60,444 and had current liabilities of $152,300.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through September 30, 2011

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

On August 2, 2011, the Company received the written consent of 89.5% of the holders of the Company’s Common Stock approving the amendment to the Company’s Certificate of Incorporation changing the name of the Company to Demand Pooling, Inc.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011
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