Form 10-Q/A
period 2011-09-30
ACCELERATED ACQUISITIONS V INC
filed 2011-12-01
CIK 1444145

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, originally fled with the Securities and Exchange Commission on November 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. The Amendment No. I speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-0.

Pursuant to Rule 406T of Regulation S-T the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibit No.	Description

31.1 *
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2 *
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1 *	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS XBRL	Instance Document**

101.SCH XBRL	Taxonomy Extension Schema**

101.CAL XBRL	Taxonomy Extension Calculation Linkbase**

101.DEF XBRL	Taxonomy Extension Definition Linkbase**

101.LAB XBRL	Taxonomy Extension Label Linkbase**

101.PRE XBRL	Taxonomy Presentation Linkbase**

_____________________
*Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

**Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2011
ACCELERATED ACQUISITIONS V, INC.

	By:	/s/ Richard K. Aland
Richard K. Aland
Chairman and Chief Executive Officer