Form 10-K
period 2011-12-31
Demand Pooling, Inc.
filed 2012-03-30
CIK 1444145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

(972) 388-1973

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒     No ☐

On June 30, 2011, there were 31,155,535 shares of the Registrant’s common stock outstanding of which 3,307,540 shares were held by non-affiliates. The aggregate market value of common stock held by non-affiliates on June 30, 2011 cannot be determined because there is no trading market for the Registrant’s Common Stock.

On March 20, 2012, there were 31,187,585 shares of common stock of the Registrant outstanding.

DEMAND POOLING, INC.

FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Demand Pooling, Inc. (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of our services; the execution of our marketing plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s periodic disclosure statements and for reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

Demand Pooling, Inc., which we refer to as “we,” “us,” “Demand Pooling, Inc.,” “Accelerated Acquisitions V, Inc.” or the “Company” is an early or development stage company which has licensed its entire technology platform from Demand Pooling Global Services, LLC (“DPGS” or “Licensor”). The fully functional web-based platform automates the business process for facilitating cooperative buying (“demand aggregation”) of capital assets and a limited number of commodities (motor fuel and water treatment chemicals) primarily among state and local governments (“SLGs”) in order to obtain volume-discount pricing for products that are not typically the subject of meaningful price discounting in the volumes typically purchased by individual entities. The Company expects to remain substantially dependent upon additional platform development by the Licensor, although the Company may seek platform enhancements from other sources or may enhance its application internally. The Company does not currently have experience in developing its own software and can provide no assurance that it will achieve this capability internally or that it will be able to obtain qualified resources for this purpose.

In September 2011, we changed our name from Accelerated Acquisitions V, Inc. to Demand Pooling, Inc.

Our principal executive offices are located at 12720 Hillcrest Road, Suite 1045, Dallas, Texas 75230, and our telephone number is (972) 388-1973. Our fiscal year end is December 31. Our website address is www.Depo.org. We do not intend for information on our websites to be incorporated into this 10-K.

ORGANIZATION

On April 29, 2008, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $4,000. These shares were issued immediately following the incorporation of the Company and were “founder’s shares”. There were no written or oral agreements between the parties relevant to the purchase of the founder’s shares and the purchaser became the sole shareholder of the Company (which at the time was a “shell” corporation. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On March 22, 2010, Richard K. Aland agreed to acquire 23,907,138 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share and Donald Kelly agreed to acquire 4,218,907 shares of the common stock par value $0.0001 for a price of $0.0001 per share. This transaction was consummated on April 2, 2010.

At the same time, Accelerated Venture Partners, LLC (“AVP”) agreed to tender 1,979,760 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Accelerated Venture Partners, LLC tendered the shares as a part of a negotiated transaction where it agreed to transfer control of the Company to Messrs Aland and Kelly. The agreed consideration for the transaction was that AVP would retain 9.69% of the post-transaction shares issued and outstanding

Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Messrs. Aland and Kelly were simultaneously appointed to the Company’s Board of Directors. Such action represented a change of control of the Company.

TECHNOLOGY

On April 15, 2010, the Company entered into a Licensing Agreement ("Licensing Agreement") with Demand Pooling Global Services, LLC ("Licensor") pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the "Technology"). The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users. Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities. The License also provides for the use of a datacenter through a third-party provider.

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

The Company does not conduct an auction process but rather a very different and distinct process, referred to as a “competitive sealed bid” process. Under the competitive sealed bid process, buyers seek pricing from suppliers that are submitted in sealed envelopes, or in our case electronically, and opened mechanically or electronically by each buyer at Bid Opening. There is no chance, as would be the case for an auction, for suppliers to submit one or more improved bids. The sealed pricing is the best and final bid and no other pricing can be considered.

The Company’s process is one of providing a platform where state and local governments can post their invitations for bids (“IFB’s”) seeking bid pricing for their purchases and provides timely information to suppliers who wish to participate in the bidding process. It should be noted that the Company, does not buy, sell, inventory or trade any product.

SLG's do not hire us, contract with us or pay us a fee. They simply use our platform to post their requirements through an IFB pursuant to the traditional sealed bid process and we have not been able to identify any entity which is unable to employ our platform.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto-although the License includes the Company's right to utilize such improvements.

The term of the License commences the date of execution of the Licensing Agreement ("Execution Date") and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date, In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for "qualifying research, development and commercialization expenses" in accordance with the following schedule:

(a)	a minimum of US$1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of US$4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of US$10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date.

The Licensing Agreement calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third party sublicensees.

The license is terminated upon the occurrence of events of default specified in the License Agreement.

The Company investigated a variety of software applications as possible alternatives to the licensed software, but did not find any alternative software which it viewed as being as sophisticated, scalable and flexible as the software application licensed from Licensor. The Licensor’s application platform is fully functional in its current state and it is currently conducting its first non-beta pooled purchase of products for state and local governments. The products currently available for pools include motor fuel, aviation fuel, natural gas and water treatment chemicals. The next product pools will be police and other service vehicles, school buses and cutaway buses.

The “business concept” which the Company is currently marketing to state and local governments is a streamlined “demand aggregation,” or “cooperative purchasing” methodology for acquiring high-valued capital assets and selected commodities (motor fuel and water treatment chemicals), that comprise a significant component of most state and local government budgets as a means for producing improved pricing (volume-discount pricing) versus the pricing that would be achievable by individual entities in the volumes each would typically buy. The “Technology” supporting the business concept is the actual electronic platform that facilitates buyers seeking bid requests in a single time window and in a single location, provided they have access to the Internet and can login to the Company’s website. The Company’s initial target market is considered highly fragmented, consisting of approximately 87,000 state and local governments that do not have any natural way of leveraging their collective buyer power. These state and local governments have common purchase needs, are non-competitive with one another and tend to employ the same sealed bid process for obtaining competitive bids.

Employees

As of March 20, 2012, we have three full time employees and four part-time contract employees. We also employ consultants to assist management as is required by business needs. Our employees are not part of a union. Although our employees are not currently compensated, they are eligible to participate in the Company’s 2009 Employee, Director and Consultant Stock Plan.

Available Information

We will provide, upon request and free of charge, paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. A copy of this annual report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance. Each of the risks described below could adversely impact the value of our securities. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

We cannot assure you that the Company will be successful in commercializing any of the Company’s services and, in particular, our proprietary technology, or if any of the services will prove to be profitable for the Company.

The Company has only had a limited operating history and has not generated revenue from its operations upon which an evaluation of its prospects can be made. The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing industry. There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future if at all.

The Company has identified a number of specific risk areas that may affect the Company’s operations and results in the future.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to continue as a going concern and our ability to obtain future financing.

In their report dated March 20, 2012, our independent auditors stated that our financial statements for the period ended December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

We were formed in April, 2008 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We are a development stage company with limited operating results to date. Since we do not have an established operating history or regular sales yet, you will have no basis upon which to evaluate our ability to achieve our business objectives.

The absence of any significant operating history for us makes forecasting our revenue and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls or unexpected expenses.

As a result of the absence of any operating history for us, it is difficult to accurately forecast our future revenue. In addition, we have limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on our ability to promote and sell our services. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. There can be no assurance that at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•	Competition

•	ability to anticipate and adapt to a competitive market;

•	ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

•	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We are a development stage company and are substantially dependent on a third party.

The Company is a development stage Company and is currently substantially dependent upon technology licensed from Demand Pooling Global Services, LLC. Moreover, since aggregation of demand for capital equipment and selected commodities (motor fuel and water treatment chemicals) has not, to the Company's knowledge, been effectively addressed by others on a nationwide basis, Management believes, but cannot assure, that it has an opportunity and both the capability and experience to be successful in its endeavor to generate savings for purchasers of capital equipment and commodities in its target markets.

We have no profitable operating history and May Never Achieve Profitability.

From inception (April 29, 2008) through December 31, 2011, the Company has an accumulated deficiency during the development stage of $131,046 notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital.

The Company will require significant additional financing in order to market its demand aggregation solutions platform to suppliers and buyers, meet the milestones and generate revenue to avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include commercial enterprises . The Company intends to seek an aggregate of $8,000,000 in 2012 and 2013; however there is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company's ability, or would cause significant delays in its ability to address the market for purchases of capital assets and selected commodities by commercial enterprises, meet the milestones and generate the revenue to avoid discontinuation of the License. Notwithstanding, the License is not subject to immediate discontinuation despite the fact that the initial milestone (net revenues in excess of expenses in the normal course of operations or receive funding of at least $1 million by one year from April 15, 2010) has passed. The three milestones detailed in the License are cumulative and provide that the conditions are satisfied if any one of the three milestones is achieved. In other words, although Milestone #1 (raising $1 million or generating revenues in the amount of $1 million) has not been met, the requirement can be met by achieving Milestone #2 by the second anniversary of the License Agreement (raising $5 million or generating $5 million in revenues) and if neither is met, then the requirements can be satisfied by achieving Milestone #3 by the end of the third year (raising $10 million or generating $10 million in revenues). Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $8,000,000 estimated to be required.

The Company's Management and its advisors lack meaningful experience in the marketing of the Licensed Software.

In view of the fact that the marketing of the Company's licensed software is a new business and there are no known comparable models in the market, the Company lacks the specific experience to implement its business plan. While the Company will seek to obtain resources which will support its marketing activities, there is no assurance that this lack of experience will not negatively affect the Company's implementation of its business plan and prospects for growth and ultimate success.

Dependence on our Management, without whose services Company business operations could cease.

At this time, our management is wholly responsible for the development and execution of our business plan. Our management is under no contractual obligation to remain employed by us, although they have no present intent to leave. If our management should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our officers and directors devote limited time to the Company's business and are engaged in other business activities.

At this time, none of our officers and directors devotes their full-time attention to the Company's business. Based upon the growth of the business, we would intend to employ additional management and staff. The limited time devoted to the Company's business could adversely affect the Company's business operations and prospects for the future. Without full-time devoted management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Concentrated control risks; shareholders could be unable to control or influence key corporate actions or effect changes in the Company's board of directors or management.

Our current officers and directors currently own 27,880,045 shares of our common stock, representing approximately 89.39% of the voting control of the Company. Our current officers and directors therefore have the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws.

Lack of additional working capital may cause curtailment of any expansion plans while raising of capital through sale of equity securities would dilute existing shareholders' percentage of ownership.

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to December 31,2012. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

We do not presently have a traditional credit facility with a financial institution. This absence may adversely affect our operations.

We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts. Without such credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our inability to successfully achieve a critical mass of sales could adversely affect our financial condition.

No assurance can be given that we will be able to successfully achieve a critical mass of sales in order to cover our operating expenses and achieve sustainable profitability. Without such critical mass of sales, the Company could be forced to cease operations.

Our success is substantially dependent on general economic conditions and business trends, particularly in the natural products, a downturn of which could adversely affect our operations.

The success of our operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions, activity in the financial markets, general business conditions, personnel cost, inflation, interest rates and taxation. Our business is affected by the general condition and economic stability of our customers and their continued willingness to work with us in the future. An overall decline in the demand for document formatting services could cause a reduction in our sales and the Company could face a situation where it never achieves a critical mass of sales and thereby be forced to cease operations.

Changes in generally accepted accounting principles could have an adverse effect on our business financial condition, cash flows, revenue and results of operations.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes that our current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with three full-time employees. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

We incur costs associated with SEC reporting compliance.

The Company made the decision to become an SEC "reporting company" in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $25,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of December 31, 2011, 31,187,585 shares of common stock were issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by the Company may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. While we believe that our internal controls are adequate for our current level of operations, we believe that we may need to employ accounting additional staff as our operations ramp up. We do not have a dedicated full time Chief Financial Officer, which we intend to employ within the next twelve months. Additionally, our board of directors has not designated an Audit Committee and we do not presently have any outside directors. We intend to attract outside directors once the Company commences full operations, and to designate an Audit Committee from such outside directors. There is no guarantee that such projected actions will be adequate or successful or that such improvements will be carried out on a timely basis. If, in the future, we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

We do not intend to pay cash dividends in the foreseeable future.

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently no market for our securities and there can be no assurance that any market will ever develop or that our common stock will be listed for trading.

There has not been any established trading market for our common stock and there is currently no market for our securities. Even if we are ultimately approved for trading on the OTC Bulletin Board (“OTCBB”), there can be no assurance as the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, (if ever) in our common stock, the price at which it may ultimately trade is likely to fluctuate significantly and may not reflect the actual value of the stock.

Our common stock is subject to the Penny Stock Regulations.

Once it commences trading (if ever) our common stock will likely be subject to the SEC's "penny stock" rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock currently has no "market price" and when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the 'penny stock' rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and may in the future be subject to price volatility unrelated to our operations.

Our common stock has no market price and, if and when a market price is established, could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock (if and when a market price is established) and could impair our ability to raise capital through the sale of our equity securities.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The market for demand aggregation solutions is at an early stage of development. If this market does not develop or develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect to continue to derive, substantially all of our revenues from providing demand aggregation solutions to suppliers and buyers. The market for demand aggregation solutions is in an early stage of development, and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of suppliers to accept our demand aggregation solutions as an alternative to traditional methods of purchasing.

Some suppliers and buyers may be reluctant or unwilling to use our demand aggregation solutions for a number of reasons, including existing investments in supply chain management technology. Supply chain management functions traditionally have been performed using purchased or licensed hardware and software implemented by each supplier. Because this traditional approach often requires significant initial investments to purchase the necessary technology and to establish systems that comply with retailers' unique requirements, suppliers may be unwilling to abandon their current solutions for our demand aggregation solutions.

Other factors that may limit market acceptance of our demand aggregation solutions include:

•	our ability to maintain high levels of customer satisfaction;

•	our ability to maintain continuity of service for all users of our platform;

•	The price, performance and availability of competing solutions; and

•	our ability to assuage suppliers' confidentiality concerns about information stored outside of their controlled computing environments.

If suppliers and buyers do not perceive the benefits of our demand aggregation solutions, or if suppliers or buyers are unwilling to accept our platform as an alternative to the traditional approach, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our revenues and growth prospects.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments. The success of any enhancement or new solution depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or solution. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenues. Any delay or failure in the introduction of new or enhanced solutions could adversely affect our business, results of operations and financial condition.

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third party components or processes that comprise our existing or new solutions, any of which could adversely affect our business.

Technology solutions as complex as ours may contain undetected defects in the hardware, software, infrastructure, third party components or processes that are part of the solutions we provide. If these defects lead to service failures after introduction of a solution or an upgrade to the solution, we could experience delays or lost revenues during the period required to correct the cause of the defects. We cannot be certain that defects will not be found in new solutions or upgraded solutions, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition. Because customers use our demand aggregation solutions for critical business processes, any defect in our solutions, any disruption to our solutions or any error in execution could cause recurring revenue customers to cancel their contracts with us, prevent potential customers from joining our network and harm our reputation. Although most of our contracts with our customers limit our liability to our customers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers' businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Defending a lawsuit, regardless of its merit, could be costly and divert management's attention and could cause our business to suffer.

Interruptions or delays from third party data centers could impair the delivery of our solutions and our business could suffer.

We use third-party data centers to conduct our operations. All of our solutions reside on hardware that we own or lease and operate that may be located in third-party locations. Our operations depend on the protection of the equipment and information we store in these third-party centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our demand aggregation solutions are accessed by a large number of customers at the same time. As we continue to expand the number of our customers and solutions available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers to meet our capacity requirements could result in interruptions or delays in our solutions or impede our ability to scale our operations. In the event that our data center arrangements are terminated, or there is a lapse of service or damage to such facilities, we could experience interruptions in our solutions as well as delays and additional expense in arranging new facilities and services.

A failure to protect the integrity and security of our customers' information could expose us to litigation, materially damage our reputation and harm our business, and the costs of preventing such a failure could adversely affect our results of operations.

Our business will involve the collection and use of confidential information of our customers and their trading partners. We cannot assure you that our efforts to protect this confidential information will be successful. If any compromise of this information security were to occur, we could be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely affect our financial condition, results of operations and growth prospects. In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solutions and could harm our reputation. At this time, we do not have any customers for our principal business activities.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our demand aggregation business model. For example, we believe that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers' ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our clients via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

If we fail to protect our intellectual property and proprietary rights adequately, our business could be adversely affected.

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, trademarks, domain names and other measures, some of which afford only limited protection. We do not have any patents, patent applications or registered copyrights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business might be harmed.

The Internet demand aggregation, supply chain management and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others.

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us to enter into royalty or licensing agreements. If our solutions violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our solutions from the market might harm our business, financial condition and operating results.

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

ITEM 3. LEGAL PROCEEDINGS

As of March 20, 2012, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. [REMOVED AND RESERVED]

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Holders

As of December 31, 2011, there were 61 holders of record of our common stock and there were 31,187,585 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Please see SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for information related to the holdings of certain beneficial owners and management of the Company.

Shareholder Advances

At December 31, 2010, four shareholders of the Company had advanced to the Company an aggregate amount of $139,100. These advances are payable on demand and non-interest bearing. On September 1, 2011, 3 of these shareholders representing $64,100 converted their loans to shares at $2.00 per share. The Company issued 32,050 of new shares for this transaction.

Note Receivable

In 2010, the Company advanced $7,627 to Demand Pooling Global Services, LLC, which was payable on demand and non-interest bearing. The advance was repaid in 2011.

Status of Outstanding Common Stock

As of December 31, 2011, we had a total of 31,187,585 shares of our common stock outstanding. Of these shares, 27,880,045 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 31,187,585 shares of our common stock to approximately 61 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discussed in this report under the caption "Risk Factors." You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially front any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Introduction

Management's Discussion and Analysis ("MD&A") is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our financial statements and the accompanying notes to the financial statements included elsewhere in this report. MD&A consists of the following sections:

•	Plan of Operations: A summary of our business, financial performance and opportunities.
•	Results of Operations: A discussion of operating results.
•	Liquidity and Capital Resources: An analysis of cash flows, sources and uses of cash, contractual obligations and financial position.
•	Critical Accounting Policies: A discussion of critical accounting policies that require the exercise of judgments and estimates.

Plan of Operations

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

Following these transactions, Mr. Aland owned 69.12% and Mr. Kelly owned 11.94% of the Company’s 34,391,506 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 9.69% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Messrs. Aland and Kelly were simultaneously appointed to the Company’s Board of Directors. Such action represents a change of control of the Company.

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

Going Concern

We were a shell company from April 29, 2008 until we filed our Form 8-K Report related to a change in shell company status on May 3, 2010 and adopted its present Business Plan. We have incurred net losses of approximately $131,046 since inception through December 31, 2011. At December 31, 2011 we had approximately $127 in cash and approximately $0 other assets and our total liabilities were approximately $44,573. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

There are no assurances that we will continue as a going concern and the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Results of Operations for the periods ended December 31, 2011 and December 31, 2010

During the period from inception (April 29, 2008) to December 31, 2011, we had no revenues and recognized expenses of $131,046 which primarily comprised professional and legal fees and other costs related to the start-up, normal business operating expenses (rent, supplies, phones and other) and expenses associated with raising initial capital for the Company. For year ended December 31, 2011, the Company had no revenues and incurred general and administrative expenses of $34,298. These expenses were almost entirely attributable to the start-up costs of the Company and compliance with applicable securities laws and regulations. During the period ended December 31, 2011 we incurred a loss of $34,298 compared to a loss of $86,700 in the comparable period of 2010. The continuing loss was attributable to the change in the status of the Company from a shell company to an operating Company.

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash on hand of approximately $127 and had total current liabilities of $44,573. Management believes that the Company will need to raise approximately $8,000,000 in the first 12 months commencing December 2011 in order to meet the requirements of its Business Plan and achieve its growth targets. In July 2010, we sold a total of 9,250 common shares at a price of $2.00 per share, which netted the Company a total of $18,500. On September 1, 2011, 3 shareholders converted their loans of $64,100 to 32,050 shares at $2.00 per share.

The Company’s net losses to date are primarily attributable to pre-launch salaries and costs of general business model implementation, coupled with the late launch of its first revenue-production pool which will not likely settle until the beginning of the second quarter of 2012. The Company believes that these results will not be characteristic of the Company’s operating results once it launches additional pooled purchases. With respect to the funding milestones detailed in the License, the Company is not required to fund the $10,000,000 (for "qualifying research, development and commercialization expenses") amount as long as it achieves gross profitability within the first three years of the Licensing Agreement. The Company’s future success is therefore very dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no assurance that the Company will be able to generate sufficient cash from operations or raise the required capital to achieve continued existence or fund its business model. Should the Company be unable to obtain additional funding, its operations will be materially affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions	Period of Service
Richard Aland	67	Director, CEO, CFO, Treasurer	March 25, 2010-present
Donald Kelly	60	Director, President, COO, Secretary	March 25, 2010-present

Richard K. Aland, Chairman and Chief Executive Officer:

Mr. Aland became CEO, Treasurer and a director of Demand Pooling, Inc. in March 2010. Previously, Mr. Aland founded PurchasePooling.Com, Inc. and was employed by them from March 2000 to December 2000 and founded Demand Pooling Global Services, LLC (“DPGS”) where he has been employed since August 2005. Prior to DPGS, he served as an investment banker for 30 years specializing in solving the financial needs of state and local government entities, including a variety of transit agency, airport, stadium, arena and convention center projects. He has been a leader in the municipal finance industry in creating innovative financing techniques, complex leasing structures, and public/private partnerships. Privatization Magazine , referred to Mr. Aland as “…one of the four leading transportation finance specialists in the U.S.”

Mr. Aland also has served as Managing Director for Innovative Financial Services Inc. (“IFS”) (Nov. 1988-Apr. 1999) where he was responsible for new business development, adapting innovative and proprietary financing concepts and creative applications of traditional financing approaches. While at IFS he developed public/private partnerships and private sector approaches for the financing of large scale hotels, toll roads, stadiums, convention centers and other projects in Dallas, Denver, Kansas City, Houston, Tampa and others. Prior to IFS, he served as Vice President and Manager of the Southwestern U.S. Public Finance Department for Salomon Brothers Inc. (February 1981 to January 1986) and as Vice President of Public Finance at Goldman, Sachs and Co. (October 1977 to February 1981). He also was Vice President of the investment banking firms, Kuhn, Loeb and Co. (February 1975 to October 1977) and UBS-DB Corp. (January 1970 to February 1975), a Union Bank of Switzerland-Deutsche Bank joint venture where his focus was on international corporate finance. Prior to this, Mr. Aland was in the International Department of Smith Barney as an institutional salesman in New York and London (December 1968 to January 1970).

Mr. Aland earned an M.B.A. in finance from the University of Michigan in April 1966 and completed the coursework for a doctorate in finance and international business at Columbia University in April 1970. He also holds a B.B.A. in finance and accounting from the University of Michigan, which he attained in April 1965.

Don Kelly, President and Chief Operating Officer:

Mr. Kelly became COO, Secretary and a director of the Company in March 2010. Previously, he served as a Managing Partner of Technology Business Partner, a Dallas-based provider of IT services from September 2006 to September 2009. He served as President and CEO of Tryco Exploration, LLC, an oil and gas exploration company from February 2000 to August 2006. Prior to that, he served as Senior Vice President, Western Region and Member of the Executive Management Committee and Interim COO for RCG Information Technology, Inc., a subsidiary of Reliance Group Holding Corporation.

From October 1994 to October 1995, Mr. Kelly was General Manager of SCT, Inc., an Oracle-based application software company. He founded Ultimate Software Company of Texas, where he was the CEO and General Partner, from August 1993 to September 1994 for the Texas sales and distribution company, which was later successfully taken public (ULTI) in 1998. In October 1988, he joined Cap Gemini America, where, until his departure in September 1993, he served on the Operating Board for the US and a General Manager of the worldwide group. Cap Gemini, is a multi-billion dollar management consulting and business information consulting firm.

Mr. Kelly began his career as a Manager of the New York Energy/Retail District for G.E. Information Services, Co., from November 1978 to November 1983 and later, served as Director of the Communications Industry Division of G.E. Consulting Services Corporation (June 1985 to October 1988). From November 1983 to June 1985, he was Manager, National Marketing for Burroughs Corporation.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Messrs. Aland and Kelly, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934, as amended, requires that our executive officers and directors, persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”, to file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our Common Stock. Copies of the reports are required by SEC regulation to be furnished to the Company. Messrs. Aland and Kelly have not filed their Form 3s reporting their appointments as Officers and Directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officers and directors, Messrs. Aland and Kelly, do not currently receive any compensation for their services they render to the Company, have not received compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with any of our officers. Our officers may receive a salary or other compensation for services that they provide to the Company in the future. Except for its 2009 Employee, Director and Consultant Stock Plan, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2011, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned

Owners of more than five percent (5%) of outstanding shares:

Accelerated Venture Partners, LLC (3)
1840 Gateway Drive, Suite 200
Foster City CA, 94404	3,020,240	9.68%

Officers and Directors :

Richard Aland
12720 Hillcrest Road, Suite 1045
Dallas, Texas 75230	23,771,138	76.22%

Donald Kelly
12720 Hillcrest Road, Suite 1045
Dallas, Texas 75230	4,108,907	13.17%

All officers and directors as a group
(2 persons)	27,880,045	89.39%

(1) This table is based upon 31,187,585 shares issued and outstanding as of December 31, 2011.

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

Equity Compensation Plans

In February 2010, we adopted, subject to stockholder approval, the 2009 Employee, Director and Consultant Stock Plan (the “Plan”). Under the terms of the Plan, the purchase price of the shares subject to each option grant will not be less than the fair market value at the date of grant. The date of exercise may be determined at the time of grant by our Board, but may not exceed five years. During the fiscal year ended December 31, 2011, no options were granted under the Plan. As of December 31, 2011, 12,000,000 shares remain available for issuance under the Plan.

The Plan is intended to serve as an additional incentive to all employees and key individuals to devote themselves to our future success by providing them with an opportunity to increase their proprietary interest through the receipt of options to purchase our common stock.

The Board determines and designates those individuals who are to be granted stock options under the Plan and the number of shares to be subject to such options and, as hereinafter described, the nature and terms of the options to be granted. The Board shall also, subject to the express provisions of the Plan, have authority to interpret the Plan and to prescribe, amend, and rescind the rules and regulations relating to the Plan.

Unless otherwise noted in an individual option agreement or other agreement governing an award under the Plan, any unvested stock options held by an employee at the time of his termination of service from us for any reason will be forfeited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Licensing Agreement may not be an arms-length agreement as Messrs. Aland and Kelly own 23,771,138 and 4,108,907 shares of the Company respectively, comprising in the aggregate approximately 89% of the issued and outstanding shares of common stock of the Company. They are also both officers and directors of the Company.

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

On February 22, 2011, the Company received a letter from AVP giving notice of its termination of the Consulting Services Agreement (“Termination Letter”). A copy of the Termination Letter is attached hereto as Exhibit 99.1. The Company believes that AVP failed to perform the agreed services under the Consulting Services Agreement. Since AVP did not meet the milestones required in the Consulting Services Agreement, the Company does not believe that it is obligated to pay any amounts to AVP under the terms of the Consulting Services Agreement. The Company exercised the Repurchase Option with respect to the 3,235,971 shares of Company Common Stock which was issued to AVP under the Consulting Services Agreement at a price of $0.0001 per share. The Company’s management believes that the termination of the Consulting Services Agreement will have no impact whatsoever on its plan of operation, principally because AVP was not actively involved in the Company’s operations prior to such termination.

Shareholder Loans.

Richard Aland and Don Kelly have advanced to the Company an aggregate of $32,335 (See Note 6 to the Shareholder Advances to the Notes to Financial Statements).

At December 31, 2010, four shareholders, including Chad Kelly, the son of Don Kelly ($4,100) had advanced to the Company an aggregate amount of $139,100. These advances are payable on demand and non-interest bearing. On September 1, 2011, 3 shareholders converted their loans of $64,100 to 32,050 shares at $2.00 per share.

Code of Ethics.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. Due to the size and limited resources of the Company, we have not adopted a formal Code of Ethics, however, the Board closely reviews all transactions that the Company is involved in.

Director Independence

As of December 31, 2011, Messrs. Aland and Kelly were the sole directors of the Company. Neither of them are considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2011, for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year amounted to approximately $3,500.

The aggregate fees billed for professional services rendered by the independent auditors for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year amounts to approximately $4,500 for the fiscal year ended December 31, 2010.

AUDIT-RELATED FEES

For the fiscal years ended on December 31, 2010 and 2011, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(c)(1) of Schedule 14A.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2011 or 2010.

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

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Identification of Exhibit

3(i)	Articles of Incorporation of ACCELERATED ACQUISITIONS V. INC. (previously filed with Form 10-12G on August 28, 2008.

3(ii)	By-Laws of ACCELERATED ACQUISITIONS V. INC. (previously filed with Form 10-12G on August 28, 2008

10.1	License Agreement between ACCELERATED ACQUISITIONS V, INC. and DEMAND POOLING GLOBAL SERVICES, LLC (previously filed with Form S-1/A on October 25, 2010)

10.2	Consulting Agreement between ACCELERATED ACQUISITIONS V, INC. and ACCELERATED VENTURE PARTNERS, LLC (previously filed with Form S-1/A on May 11, 2011)

10.3	Letter dated March 25, 2010 from ACCELERATED VENTURE PARTNERS, LLC to ACCELERATED ACQUISITIONS V, INC. (previously filed with Form S-1/A on January 28,2011)

99.1	Letter dated February 22, 2011 from ACCELERATED VENTURE PARTNERS, LLC to ACCELERATED ACQUISITIONS V, INC. (previously filed with Form S-1/A on May 11, 2011)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Scheme

101.CAL XBAL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Presentation Linkbase

*Included herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Demand Pooling, Inc.
(Registrant)

By
/s/ Richard Aland

Richard Aland
Director, Chief Executive Officer, Chief Financial Officer and Treasurer
Date
March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Richard Aland

Richard Aland
Director, Chief Executive Officer, Chief Financial Officer and Treasurer

Date
March 23, 2012

By
/s/ Donald Kelly

Donald Kelly
Director, President, Chief Operating Officer and Secretary
Date
March 23, 2012

DEMAND POOLING, INC.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2011 and 2010	F-3
Statements of Operations and Comprehensive Loss for the years ended December 31, 2011 and 2010 and for the period from inception on April 29, 2008 through December 31, 2011	F-4
Statements of Stockholders’ Deficiency for the period from inception on April 29, 2008 through December 31, 2011	F-5
Statements of Cash Flows for the years ended December 31, 2011, 2010 and for the period from inception on April 29, 2008 through December 31, 2011	F-6
Notes to Financial Statements	F-7-13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheets of DEMAND POOLING, Inc. (a development stage company) as of December 31, 2011 and December 31, 2010 and the related statements of operations, stockholder's deficiency and cash flows for the years ended December 31, 2011, December 31, 2010 and for the cumulative period from inception on April 28, 2008 through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of (a development stage company) as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Co

Hackensack, New Jersey

March 20, 2011

DEMAND POOLING, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
	(audited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$127	$13,548
Note receivable	-	7,627
Pre-paid expense	-	56,877

TOTAL ASSETS	$127	$78,052

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$12,238	$13,200
Shareholder advances	32,335	139,100

TOTAL LIABILITIES	$44,573	$152,300

STOCKHOLDER’S DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 and 34,391,506 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	3,119	3,638
Additional paid-in capital	86,294	21,999

Retained Earnings	(131,046)	(96,748)
Stock subscription receivable	(2,813)	(3,137)
TOTAL STOCKHOLDER’S DEFICIENCY	(44,446)	(74,248)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$127	$78,052

See accompanying notes to financial statements.

DEMAND POOLING, INC.

A Development Stage Company

STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010	For the Cumulative Period from Inception (April 29, 2008) through December 31, 2011

Revenues	$-	$-	$-
Operating Expenses
General and administrative	34,298	86,700	131,046

Net Operating Expenses	34,298	86,700	131,046

Net Loss	$(34,298)	$(86,700)	$(131,046)
Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	32,464,242	26,893,740

See accompanying notes to financial statements

DEMAND POOLING, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S DEFICIENCY

			Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
OPENING BALANCE AT APRIL 29, 2008	-	-	-	-	-	-	-	-
Issuance of common stock	-	$-	5,000,000	$500	$3,500	-	-	$4,000
Net (loss)	-	-	-	-	-	-	$(3,256)	$(3,256)
BALANCE AT DECEMBER 31, 2008	-	-	5,000,000	$500	$3,500	-	$(3,256)	$744
Net (loss)	-	-			-	-	$(6,792)	$(6,792)
BALANCE AT DECEMBER 31, 2009	-	$-	5,000,000	$500	$3,500	-	$(10,048)	$(6,048)
Sale of common stock	-	-	28,126,045	2,813		-	-	2,813
			9,250	1	18,499	-		18,500
Cancellation of common stock	-	-	(1,979,760)	-	-	-	-	-
Issuance of common stock on exercise of stock option	-	-	3,235,971	324	-	-	-	324
Stock subscription receivable	-	-	-	-	-	(3,137)	-	(3,137)
Net (loss)	-	-	-	-	-	-	(86,700)	(86,700)
BALANCE AT DECEMBER 31, 2010	-	$-	34,391,506	$3,638	$21,999	(3,137)	$(96,748)	$(74,248)
Sale of common stock			32,050	3	64,097		-	64,100
Cancellation of common stock option			(3,235,971)	(324)			-	(324)
Stock subscription receivable			-	-	-	324	-	324
Correction of Stock cancellation 2010				(198)	198			-
Net (loss)			-	-	-		(34,298)	(34,298)
BALANCE AT DECEMBER 31, 2011			31,187,585	3,119	86,294	(2,813)	(131,046)	(44,446)

See accompanying notes to financial statements

DEMAND POOLING, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

	For the Fiscal Year ended December 31, 2011	For the Fiscal year ended December 31, 2010	For the Cumulative Period from Inception (April 29, 2008) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(34,298)	(86,700)	$(131,046)
Increase (decrease) in accounts payable	(962)	8,758	12,238
(Increase) decrease in note receivable	7,627	(7,627)	-
(Increase) decrease in prepaid expense	56,877	(56,877)	-
Net cash used by operating activities	29,244	(142,446)	(118,808)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	64,100	18,500	86,600
Shareholder Advances	(106,765)	137,378	32,335
Net cash provided by financing activities	(42,665)	155,878	127
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,421)	13,432	127
Cash and cash equivalents at beginning of period	13,548	116	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$127	$13,548	$127
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	-	-	-
Interest expense	-	-	-

See notes to financial statements.

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization and Business:

DEMAND POOLING, Inc. (“the Company”) was incorporated in the state of Delaware on April 29, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business. The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding, share issuances and regulatory compliance. The Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission in July 2011.

(b) Basis of Presentation

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for financial statement presentation and in accordance with the instructions to Regulations S-K.

(c) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $131,046, used cash from operations of $118,808 since its inception, and has a working capital deficit of $44,446 at December 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

(e) Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2011.

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

As of December 31, 2011, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

	December 31, 2011	December 31, 2010

Gross deferred tax assets - net operating losses	45,575	43,850
Valuation allowance	(45,575)	(43,850)
Net deferred tax asset	—	—

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

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

On April 29, 2010, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher. The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the company to AVP to purchase 3,235,971 shares of the company’s common stock at a price of $0.0001 per share (the “AVP Option”). The AVP Option was immediately exercised by the holder, subject to a repurchase option (“Repurchase Option”) granted to the Company to repurchase the shares at a price of $0.0001 per share upon the occurrence of certain events of default.

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

On February 22, 2011, the Company received a letter from AVP giving notice of its termination of the Consulting Services Agreement (“Termination Letter”). The Company believes that AVP failed to perform the agreed services under the Consulting Services Agreement. Since AVP did not meet the milestones required in the Consulting Services Agreement, the Company does not believe that it is obligated to pay any amounts to AVP under the terms of the Consulting Services Agreement. The Company exercised the Repurchase Option with respect to the 3,235,971 shares of Company Common Stock which was issued to AVP under the Consulting Services Agreement at a price of $0.0001 per share. The Company’s management believes that the termination of the Consulting Services Agreement will have no impact whatsoever on its plan of operation, principally because AVP was not actively involved in the Company’s operations prior to such termination.

NOTE 6 -	SHAREHOLDER ADVANCES:

Richard Aland and Don Kelly, officers, directors and shareholders of the Company, have advanced to the Company a total of $32,335, which is payable on demand and non-interest bearing.

NOTE 7 -	NOTE RECEIVABLE:

In 2010, the Company advanced $7,627 to Demand Pooling Global Services, LLC, which was payable on demand and non-interest bearing. The advance was repaid in 2011.

NOTE 8 -	RELATED PARTY TRANSACTIONS:

1)	Richard Aland and Don Kelly advanced to the Company an aggregate of $32,335 (see Note 6. Shareholder Advances)

2)	Richard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, with which the Company has entered into the Licensing Agreement (see Note 5. Material Contracts, above).

