Form 10-Q
period 2012-03-31
Demand Pooling, Inc.
filed 2012-05-18
CIK 1444145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of May 14, 2012
Par value $0.0001 per share	31,187,585

DEMAND POOLING, INC.

A Development Stage Company

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Statements of Operations for the three months ended March 31, 2012 and March 31, 2011 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2012	4

	Statements of Cash Flows for the three months ended March 31, 2012, March 31, 2011 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2012	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		13

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	79	127

TOTAL ASSETS	$79	$127

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	7,164	12,238
Shareholder advances	41,260	32,335

TOTAL LIABILITIES	$48,424	$44,573

STOCKHOLDER’S DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,119	3,119
Additional paid-in capital	86,294	86,294

Retained Earnings	(134,945)	(131,046)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDER’S DEFICIENCY	$(48,345)	$(44,446)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$79	$127

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

Statements of Operations

(Unaudited)

	Three	Three	April 29, 2008
	Months	Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	-	-	-
Operating Expenses
General and administrative	$3,899	-	$134,945

Net Operating Expenses	$3,899	-	$134,945

Net Loss	$(3,899)	-	$(134,945)
Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	31,187,585	26,893,740

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

(Unaudited)

			April 29, 2008
	Three Months	Three Months	(inception)
	Ended March 31,	Ended March 31,	through March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,899)	-	$(134,945)
Increase (decrease) in accounts payable	$(5,074)	-	$7,164
Net cash used by operating activities	$(8,973)	-	$(127,781)
CASH FLOWS FROM FINANCING ACTIVITIES:			$
Proceeds from the issuance of common stock	$-	-	$86,600
Shareholder Advances	$8,925	-	$41,260
Net cash provided by financing activities	$8,925	-	$127,860
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(48)	-	$79
Cash and cash equivalents at beginning of period	$127	$13,548	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79	$13,548	$79

DEMAND POOLING, INC.

A Development Stage Company

OTHER INFORMATION

MARCH 31, 2012

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

(c) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $134,945, used cash from operations of $127,781 since its inception, and has a working capital deficit of $48,345 at March 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

(e) Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2012.

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

DEMAND POOLING, INC.

A Development Stage Company

OTHER INFORMATION

MARCH 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T):

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

As of March 31, 2012, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

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

	March 31, 2012	December 31, 2011

Gross deferred tax assets - net operating losses	45,881	45,575
Valuation allowance	(45,881)	(45,575)
Net deferred tax asset	—	—

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

OTHER INFORMATION

MARCH 31, 2012

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

DEMAND POOLING, INC.

A Development Stage Company

OTHER INFORMATION

MARCH 31, 2012

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

DEMAND POOLING, INC.

A Development Stage Company

OTHER INFORMATION

MARCH 31, 2012

NOTE 5 -	MATERIAL CONTRACTS (CON’T):

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

Richard Aland and Don Kelly, officers, directors and shareholders of the Company, have advanced to the Company a total of $41,260, which is payable on demand and non-interest bearing.

NOTE 7 -	NOTE RECEIVABLE:

In 2010, the Company advanced $7,627 to Demand Pooling Global Services, LLC, which was payable on demand and non-interest bearing. The advance was repaid in 2011.

NOTE 8 -	RELATED PARTY TRANSACTIONS:

1)	Richard Aland and Don Kelly advanced to the Company an aggregate of $41,260 (see Note 6. Shareholder Advances)
2)	Richard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, with which the Company has entered into the Licensing Agreement (see Note 5. Material Contracts, above).

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

DEMAND POOLING, INC.

A Development Stage Company

OTHER INFORMATION

MARCH 31, 2012

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

DEMAND POOLING, INC.

A Development Stage Company

OTHER INFORMATION

MARCH 31, 2012

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

Results of Operations

For the three months ending March 31, 2012, the Company had no revenues and incurred minimal general and administrative expenses. The Company had no expenses for the corresponding period of 2011.

For the period from inception (April 29, 2008) through March 31, 2012, the Company had no activities that produced revenues from operations and had a net loss of ($134,945), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, the Company’s registration statement on Form S-1 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $79 and had current liabilities of $48,424.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through March 31, 2012

Operating activities	$(127,781)
Investing activities	-
Financing activities	$127,860

Net effect on cash	$79

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

Item 4. Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm.

DEMAND POOLING, INC.

A Development Stage Company

OTHER INFORMATION

MARCH 31, 2012

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s management, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2012
ACCELERATED ACQUISITIONS V, INC.

	By:	/s/ Richard K. Aland
Richard K. Aland
Chairman and Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

DEMAND POOLING, INC.

A Development Stage Company

OTHER INFORMATION

MARCH 31, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

