Form 10-Q/A
period 2012-06-30
Demand Pooling, Inc.
filed 2012-08-29
CIK 1444145

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of August 29, 2012
Par value $0.0001 per share	31,187,585

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 13, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

 *Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.

**Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 28, 2012
ACCELERATED ACQUISITIONS V, INC.

By:	/s/ Richard K. Aland
Richard K. Aland
Chairman and Chief Executive Officer