Form 10-K
period 2012-12-31
Demand Pooling, Inc.
filed 2013-04-17
CIK 1444145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

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

Common stock, $0.0001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑     No ☐

On June 29, 2012, there were 31,155,535 shares of the Registrant’s common stock outstanding of which 3,307,540 shares were held by non-affiliates. The aggregate market value of common stock held by non-affiliates on June 29, 2012 cannot be determined because there is no trading market for the Registrant’s Common Stock.

On April 15, 2013, there were 31,187,585 shares of common stock of the Registrant outstanding.

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

PART I

ITEM 1. BUSINESS.

OVERVIEW

Demand Pooling, Inc., which we refer to as “we,” “us,” “Demand Pooling, Inc.,” “Accelerated Acquisitions V, Inc.” or the “Company” is an early or development stage company which has licensed its entire technology platform from Demand Pooling Global Services, LLC (“DPGS” or “Licensor”). The licensed technology is subject to termination upon the occurrence of certain events. (See “Business – Technology” and “Risk Factors”.) As a result of the Company’s nominal operations and assets, it is deemed to be a “shell company” under the Securities Exchange Act of 1934. The fully functional web-based platform automates the business process for facilitating cooperative buying (“demand aggregation”) of capital assets and a limited number of commodities (motor fuel and water treatment chemicals) primarily among state and local governments (“SLGs”) in order to obtain volume-discount pricing for products that are not typically the subject of meaningful price discounting in the volumes typically purchased by individual entities. The Company expects to remain substantially dependent upon additional platform development by the Licensor, although the Company may seek platform enhancements from other sources or may enhance its application internally. The Company does not currently have experience in developing its own software and can provide no assurance that it will achieve this capability internally or that it will be able to obtain qualified resources for this purpose. See “Risk Factors.”

In September 2011, we changed our name from Accelerated Acquisitions V, Inc. to Demand Pooling, Inc.

Our principal executive offices are located at 12720 Hillcrest Road, Suite 1060, Dallas, Texas 75230, and our telephone number is (972) 388-1973. Our fiscal year end is December 31. Our website address is www.Depo.org. We do not intend for information on our websites to be incorporated into this 10-K.

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

TECHNOLOGY

On April 15, 2010, the Company entered into a Licensing Agreement ("Licensing Agreement") with Demand Pooling Global Services, LLC ("Licensor") a related party pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the "Technology"). The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users. Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities. The License also provides for the use of a datacenter through a third-party provider.

The only relationship between the Company and Licensor is that of a licensee/licensor relationship. Licensor is the developer of the software and the Company both markets and operates the platform. The license is an exclusive North American license and a non-exclusive worldwide license, permitting the licensor to offer the platform to other marketing firms for operation of pools outside of North America. The senior manager of both firms is the same, Richard Aland. (See Item 13 “Certain Relationships and Related Transactions, and Director Independence”.)

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

Except for the rights granted under the Licensing Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto-although the License includes the Company's right to utilize such improvements.

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

Based upon the above schedule, unless the Company is able to raise capital or generate revenues of at least $10 million by the third anniversary date (April 15, 2013), which is not likely, the Licensor has the right to terminate the License Agreement.

The Licensing Agreement calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third party sublicensees.

The license can also be terminated by the Licensor upon the occurrence of events of default specified in the License Agreement.

The Company investigated a variety of software applications as possible alternatives to the licensed software, but did not find any alternative software which it viewed as being as sophisticated, scalable and flexible as the software application licensed from Licensor. The Licensor’s application platform is fully functional in its current state, and upon raising the necessary capital, will conduct non-beta pooled purchase of products for state and local governments.

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

Employees

As of April 15, 2013, we have one full time employee. We also employ consultants and contract employees to assist management as is required by business needs. Our employee is not part of a union. Although our employee is not currently compensated, he is eligible to participate in the Company’s 2009 Employee, Director and Consultant Stock Plan.

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

In their report dated April 12, 2013, our independent auditors stated that our financial statements for the period ended December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We have not generated any revenue and continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

We were formed in April, 2008 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We are a development stage company with no revenue and limited operating results to date. Since we do not have an established operating history or regular sales yet, you will have no basis upon which to evaluate our ability to achieve our business objectives.

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

We are a development stage company and are substantially dependent on a related party.

The Company is a development stage Company and is currently substantially dependent upon technology licensed from Demand Pooling Global Services, LLC, a related party, which is subject to termination under certain circumstances. Moreover, since aggregation of demand for capital equipment and selected commodities (motor fuel and water treatment chemicals) has not, to the Company's knowledge, been effectively addressed by others on a nationwide basis, Management believes, but cannot assure, that it has an opportunity and both the capability and experience to be successful in its endeavor to generate savings for purchasers of capital equipment and commodities in its target markets. The senior manager of both firms is the same, Richard Aland.

We have no profitable operating history and May Never Achieve Profitability.

From inception (April 29, 2008) through December 31, 2012, the Company has an accumulated deficiency during the development stage of $142,317 notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital.

The Company will require significant additional financing in order to market its demand aggregation solutions platform to suppliers and buyers, meet the milestones and generate revenue to avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include commercial enterprises. To date, the Company has not been successful in raising capital, and estimates that it will require an aggregate of $8,000,000 in 2013 and 2014; however there is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company's ability, or would cause significant delays in its ability to address the market for purchases of capital assets and selected commodities by commercial enterprises, meet the milestones and generate the revenue to avoid discontinuation of the License. The three milestones detailed in the License are cumulative and provide that the conditions are satisfied if any one of the three milestones is achieved. Milestone #1 (raising $1 million or generating revenues in the amount of $1 million) has not been met, the requirement can be met by achieving Milestone #2 by the second anniversary of the License Agreement (raising $5 million or generating $5 million in revenues) has not been met, then the requirements can be satisfied by achieving Milestone #3 by the end of the third year (raising $10 million or generating $10 million in revenues), which is unlikely to be met by April 15, 2013. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $8,000,000 estimated to be required. If the terms of the License Agreement are not amended to provide the Company with additional time to raise capital or generate revenues, the License will be subject to discontinuation as of April 15, 2013, the third anniversary of the License.

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

Our officer and director devotes time to other businesses.

At this time, Mr. Aland is the Company’s sole executive Officer and Director, and is also the managing member of Demand Pooling Global Services, LLC, a related party pursuant to which the Company was granted a Licensing Agreement. Based upon the growth of the business, we would intend to employ additional management and staff. The limited management of the Company at this time could adversely affect the Company's business operations and prospects for the future. Without additional management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Concentrated control risks; shareholders could be unable to control or influence key corporate actions or effect changes in the Company's board of directors or management.

Mr. Aland currently owns 23,771,138 shares of our common stock, representing approximately 76.22% of the voting control of the Company. Mr. Aland therefore has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws.

Lack of additional working capital may cause curtailment of any expansion plans while raising of capital through sale of equity securities would dilute existing shareholders' percentage of ownership.

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to December 31, 2013. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

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

We are a small company with one full-time employee. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

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

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of December 31, 2012, 31,187,585 shares of common stock were issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

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

If we fail to protect our licensed intellectual property and proprietary rights adequately, our business could be adversely affected.

We believe that our licensed proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect such intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, trademarks, domain names and other measures, some of which afford only limited protection. We do not have any patents, patent applications or registered copyrights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company maintains its designated office at 12720 Hillcrest Road, Suite 1060, Dallas, Texas 75230. These offices, comprising 750 sq. ft., are leased by Demand Pooling Global Services, LLC, a related party on a month-to-month lease basis, from St. Paul Properties at a monthly rental of $900. The Company’s undesignated portion of such space is rent free. At some time in the future, Demand Pooling Global Services, LLC may begin charging rent to the Company for the portion of the space which it uses.

ITEM 3. LEGAL PROCEEDINGS

As of April 15, 2013, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Holders

As of December 31, 2012, there were approximately 61 holders of record of our common stock and there were 31,187,585 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Please see SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for information related to the holdings of certain beneficial owners and management of the Company.

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

Status of Outstanding Common Stock

As of December 31, 2012, we had a total of 31,187,585 shares of our common stock outstanding. Of these shares, 23,771,138 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 31,187,585 shares of our common stock to 61 record holders.

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

On March 22, 2010 Richard K. Aland (“Purchaser”) agreed to acquire 23,907,138 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share and Donald Kelly agreed to acquire 4,218,907 shares of the common stock par value $0.0001 for a price of $0.0001 per share at the same time, Accelerated Venture Partners, LLC agreed to tender 1,979,760 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. The price per share was determined to be equal to the present value of the shares as such shares were determined to be the equivalent of founder’s shares. The entire transaction was consummated on April 2, 2010.

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

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”) a related party pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”). The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users. Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities. The License also provides for the use of a datacenter through a third-party provider. The senior manager of both firms is the same, Richard Aland.

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

The license may be terminated upon the occurrence of events of default specified in the License Agreement. See “Business-Technology and Risk Factors”, for a description of such events.

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

Going Concern

We have incurred net losses of approximately $142,317 since inception through December 31, 2012. At December 31, 2012 we had approximately $69 in cash and $0 other assets and our total liabilities were $55,786. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

There are no assurances that we will continue as a going concern and the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Results of Operations for the periods ended December 31, 2012 and December 31, 2011

During the period from inception (April 29, 2008) to December 31, 2012, we had no revenues and recognized expenses of $142,317 which primarily comprised professional and legal fees and other costs related to the start-up, normal business operating expenses (rent, supplies, phones and other)and expenses associated with raising initial capital for the Company. For year ended December 31, 2012, the Company had no revenues and incurred general and administrative expenses of $11,271. These expenses were almost entirely attributable to the start-up costs of the Company and compliance with applicable securities laws and regulations. During the period ended December 31, 2012 we incurred a loss of $11,271 compared to a loss of $34,298 in the comparable period of 2011.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash on hand $69 and had total current liabilities of $55,786. Management believes that the Company will need to raise approximately $8,000,000 in the first 12 months commencing December 2012 in order to meet the requirements of its Business Plan and achieve its growth targets. In July 2010, we sold a total of 9,250 common shares at a price of $2.00 per share, which netted the Company a total of $18,500. On September 1, 2011, 3 shareholders converted their loans of $64,100 to 32,050 shares at $2.00 per share.

The Company’s net losses to date are primarily attributable to pre-launch salaries and costs of general business model implementation. The Company believes that these results will not be characteristic of the Company’s operating results once it launches pooled purchases. With respect to the funding milestones detailed in the License, the Company is required to either fund the $10,000,000 (for "qualifying research, development and commercialization expenses") or achieving gross profitability by the third anniversary of the execution of the License Agreement on April 15, 2013, which is not likely to occur. The Company’s future success is therefore very dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no assurance that the Company will be able to generate sufficient cash from operations or raise the required capital to achieve continued existence or fund its business model. Should the Company be unable to obtain additional funding, its operations could be materially affected.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individual currently serves as our Executive Officer and Director:

Name	Age	Positions	Period of Service
Richard Aland	68	Director, CEO, CFO, Treasurer	March 25, 2010-present

Richard K. Aland, Chairman and Chief Executive Officer:

Mr. Aland became CEO, Treasurer and a director of Demand Pooling, Inc. in March 2010. Previously, Mr. Aland founded PurchasePooling.Com, Inc. and was employed by them from March 2000 to December 2000 and founded Demand Pooling Global Services, LLC (“DPGS”) a related party, where he has been employed since August 2005. Prior to DPGS, he served as an investment banker for 30 years specializing in solving the financial needs of state and local government entities, including a variety of transit agency, airport, stadium, arena and convention center projects. He has been a leader in the municipal finance industry in creating innovative financing techniques, complex leasing structures, and public/private partnerships. Privatization Magazine , referred to Mr. Aland as “…one of the four leading transportation finance specialists in the U.S.”

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Aland, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934, as amended, requires that our executive officers and directors, persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”, to file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our Common Stock. Copies of the reports are required by SEC regulation to be furnished to the Company. Mr. Aland has not filed his Form 3 reporting his appointments as an Officer and Director of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole officer and director, Mr. Aland, does not currently receive any compensation for his services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with Mr. Aland, although he may receive a salary or other compensation for services that he provides to the Company in the future. Except for its 2009 Employee, Director and Consultant Stock Plan, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2012, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned

Owners of more than five percent (5%) of outstanding shares:

Accelerated Venture Partners, LLC (3)
1840 Gateway Drive, Suite 200
Foster City CA, 94404	3,020,240	9.68%

Donald Kelly
12720 Hillcrest Road, Suite 1045
Dallas, Texas 75230	4,108,907	13.17%

Officers and Directors :

Richard Aland
12720 Hillcrest Road, Suite 1045
Dallas, Texas 75230	23,771,138	76.22%

All officers and directors as a group
(1 person)	23,771,138	76.22%

(1) This table is based upon 31,187,585 shares issued and outstanding as of December 31, 2012.

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

(4) Donald Kelly resigned as an Officer and Director of the Company in May 2012.

Equity Compensation Plans

In February 2010, we adopted, subject to stockholder approval, the 2009 Employee, Director and Consultant Stock Plan (the “Plan”). Under the terms of the Plan, the purchase price of the shares subject to each option grant will not be less than the fair market value at the date of grant. The date of exercise may be determined at the time of grant by our Board, but may not exceed five years. No options have been granted under the Plan. As of December 31, 2012, 12,000,000 shares remain available for issuance under the Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Licensing Agreement.

The Company is a party to the Licensing Agreement with Demand Pooling Global Services LLC. Mr. Aland is a principal of Demand Pooling Global Services LLC and an officer, director and majority shareholder of the Company.

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

Except for the rights granted under the Licensing Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto—although the License includes the Company’s right to utilize such improvements.

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date. In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for "qualifying research, development and commercialization expenses" in accordance with the following schedule:

(a)	a minimum of US$1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of US$4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of US$10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date

Based upon the above schedule, unless the Company is able to raise capital or generate revenues of at least $10 million by the third anniversary date (April 15, 2013), which is not likely, the Licensor has the right to terminate the License Agreement.

The Licensing Agreement calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third party sublicensees.

The license can also be terminated by the Licensor upon the occurrence of events of default specified in the License Agreement.

The Licensing Agreement may not be an arms-length agreement as Mr. Aland owns 23,771,138 shares of the Company, comprising in the aggregate approximately 76.22% of the issued and outstanding shares of common stock of the Company. Mr. Aland is also an officer and director of the Company.

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

Shareholder Loans.

Richard Aland and Don Kelly have advanced to the Company an aggregate of $32,660 (See Note 6 to the Shareholder Advances to the Notes to Financial Statements). Mr. Kelly resigned as an Officer and Director of the Company in May 2012.

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

Director Independence

As of December 31, 2012, Mr. Aland is the sole director of the Company, and it is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2012, for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year amounted to approximately $4,000.

The aggregate fees billed for professional services rendered by the independent auditors for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year amounts to approximately $3,500 for the fiscal year ended December 31, 2011.

AUDIT-RELATED FEES

For the fiscal years ended on December 31, 2010 and 2011, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(c)(1) of Schedule 14A.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2012 or 2011.

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
April 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Richard Aland

Richard Aland
Director, Chief Executive Officer, Chief Financial Officer and Treasurer

Date
April 17, 2013

DEMAND POOLING, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheets of DEMAND POOLING, Inc. (a development stage company) as of December 31, 2012 and December 31, 2011 and the related statements of operations, stockholder's deficiency and cash flows for the years ended December 31, 2012, December 31, 2011 and for the period from inception, April 28, 2008, through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In Demand Pooling, Inc.’s opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Demand Pooling, Inc. (a development stage company) as of December 31, 2012 and December 31, 2011 and the results of its operations and its cash flows for the years ended December 31, 2012, December 31, 2011 and for the period from inception (April 29, 2008) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Co

Hackensack, New Jersey

April 12, 2013

DEMAND POOLING, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	(audited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$69	$127

TOTAL CURRENT ASSETS AND ASSETS	$69	$127

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses	$13,176	$12,238
Shareholder advances	42,610	32,335

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$55,786	$44,573

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 and 31,187,585 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	3,119	3,119
Additional paid-in capital	86,294	86,294

Deficiency accumulated during development stage	(142,317)	(131,046)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS’ DEFICIENCY	(55,717)	(44,446)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$69	$127

See accompanying notes to financial statements.

DEMAND POOLING, INC.

A Development Stage Company

STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011	For the Cumulative Period from Inception (April 29, 2008) through December 31, 2012

Revenues	$-	$-	$-
Operating Expenses
General and administrative	11,271	34,298	142,317

Total Operating Expenses	11,271	34,298	142,317

Net Loss	$(11,271)	$(34,298)	$(142,317)
Basic (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	31,187,585	32,464,242

See accompanying notes to financial statements

DEMAND POOLING, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
OPENING BALANCE AT APRIL 29, 2008	_______	______	________	_______	_________	__________	___________	___________

Sale of common stock			5,000,000	$ 500	$ 3,500	$	$	$ 4,000
Net (loss)	_______	______	________	_______	_________	_______	(10,048)	(10,048)
BALANCE AT DECEMBER 31, 2008			5,000,000	500	3,500		(10,048)	(6,048)
BALANCE AT DECEMBER 31, 2009			5,000,000	500	3,500		(10,048)	(6,048)
Sale of common stock			28,126,045	2,813				2,813
Sale of common stock			9,250	1	18,499			18,500
Cancellation of common stock			(1,979,760)
Issuance of common stock on exercise of stock option			3,235,971	324				324
Stock subscription receivable						(3,137)		(3,137)
Net (loss)	_______	_______	_________	_______	_________	__________	(86,700)	(86,700)
BALANCE AT DECEMBER 31, 2010			34,391,506	3,638	21,999	(3,137)	(96,748)	(74,248)
Converted to common stock			32,050	3	64,097			64,100
Cancellation of common stock option			(3,235,971)	(324)				(324)
Stock subscription receivable						324		324
Correction of Stock cancellation 2010				(198)	198
Net (loss)	_______	______	________	_______	_________	_______	(34,298)	(34,298)
BALANCE AT DECEMBER 31, 2011			31,187,585	3,119	86,294	(2,813)	(131,046)	(44,446)
Net (loss)	_______	______	________	_______	_________	_______	(11,271)	(11,271)
BALANCE AT DECEMBER 31, 2012			31,187,585	$3,119	$86,294	$(2,813)	$(142,317)	$(55,717)

See accompanying notes to financial statements

DEMAND POOLING, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

	For the Fiscal Year ended December 31, 2012	For the Fiscal year ended December 31, 2011	For the Cumulative Period from inception (April 28, 2008) through December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (11,271)	$(34,298)	$ (142,317)
Increase (decrease) in accounts payable	938	(962)	13,176
Decrease in note receivable	–	7,627	–
Decrease in prepaid expense	–	56,877	–
Net cash used by operating activities	(10,333)	29, 244	129,141
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	–	–	86,600
Proceeds of shareholder advances, net	10,275	(42,665/0	42,610
Net cash provided by financing activities	10,275	(42,665)	129,210
INCREASE (DECREASE) IN CASH	(58)	(13,421)	69
Cash-beginning of year	127	13,548	_____
Cash-end of year	69	127	69
NON-CASH TRANSACTIONS
Conversion of shareholder advances to common stock	$ –	$64,100	$64,100

See notes to financial statements.

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

(c) Going Concern

We have incurred net losses of approximately $142,317 since inception through December 31, 2012. At December 31, 2012 we had approximately $69 in cash and $0 other assets and our total liabilities were $55,786. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

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

DECEMBER 31, 2012

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

(h) Fair Value Measurements:

We adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2 - CAPITAL STOCK (CON’T):

rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

As of December 31, 2012, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

NOTE 3 - INCOME TAXES:

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

The federal net operating loss carryforwards expire in the tax years 2029 and 2030. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations. The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of December 31. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2009 forward. There are no tax examinations currently in progress.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS:

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company's accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”) a related party pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”). The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users. Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities.

Except for the rights granted under the Licensing Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto—although the License includes the Company’s right to utilize such improvements.

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date. In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for "qualifying research, development and commercialization expenses" in accordance with the following schedule:

(a)	a minimum of US$1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of US$4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of US$10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date

Based upon the above schedule, unless the Company is able to raise capital of at least $10 million by the third anniversary date (April 15, 2013), which is not likely, the Licensor has the right to terminate the License Agreement.

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

DECEMBER 31, 2012

NOTE 5 - MATERIAL CONTRACTS (CON’T):

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

NOTE 6 - SHAREHOLDER ADVANCES:

Richard Aland and Don Kelly, officers, directors and shareholders of the Company, have advanced to the Company a total of $32,660, which is payable on demand and non-interest bearing. Mr. Kelly resigned as an Officer and Director of the Company in May 2012.

 NOTE 7 - NOTE RECEIVABLE:

In 2010, the Company advanced $7,627 to Demand Pooling Global Services, LLC, which was payable on demand and non-interest bearing. The advance was repaid in 2011.

DEMAND POOLING, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 - RELATED PARTY TRANSACTIONS:

1)	Richard Aland and Don Kelly advanced to the Company an aggregate of $32,660 (see Note 6 to Notes to Financial Statements).

2)

Richard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, with which the Company has entered into the Licensing Agreement (see Note 5 to Notes to Financial Statements).

3)	Don Kelly resigned as an Officer and Director of the Company in May 2012.