Form 10-Q
period 2013-03-31
Demand Pooling, Inc.
filed 2013-05-14
CIK 1444145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of May 14, 2013
Par value $0.0001 per share	31,187,585

DEMAND POOLING, INC.

A Development Stage Company

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements (unaudited):
	Balance Sheets as of March 31, 2013 and December 31, 2012	3
	Statements of Operations for the three months ended March 31, 2013 and March 31, 2012 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2013	4
	Statements of Cash Flows for the three months ended March 31, 2013, March 31, 2012 and for the Cumulative Period from Inception (April 29, 2008) to March 31, 2013	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	12
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		13

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$46	$69
TOTAL CURRENT ASSETS AND ASSETS	$46	$69
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$13,176	$13,176
Shareholder advances	42,685	42,610
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$55,861	$55,786
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3,119	3,119
Additional paid-in capital	86,294	86,294
Deficiency accumulated during development stage	(142,415)	(142,317)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS’ DEFICIENCY	(55,815)	(55,717)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$46	$69

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	April 29, 2008 (inception) through March 31, 2013
Revenues	$-	$-	$-
Operating Expenses
General and administrative	98	3,899	142,415
Net Operating Expenses	98	3,899	142,415
Net Loss	$(98)	$(3,899)	$(142,415)
Basic (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	31,187,585	31,187,585

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	April 28, 2008 (inception) through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:	—
Net (loss)	$(98)	$(3,899)	$(142,415)
Increase (decrease) in accounts payable		(5,074)	13,176
Net cash used by operating activities	(98)	(8,973)	(129,239)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—	86,600
Shareholder Advances	75	8,925	42,685
Net cash provided by financing activities	75	8,925	129,285
NET (DECREASE) INCREASE IN CASH	(23)	(48)	46
Cash at beginning of period	69	127	—
CASH AT END OF PERIOD	46	79	46

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

(c) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $142,415, used cash from operations of $129,239 since its inception, and has a working capital deficit of $55,815 at March 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T):

(h) Fair Value of Financial Instruments:

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of obseverable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

As of March 31, 2013, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

NOTE 3 - INCOME TAXES:

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS:

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and case flows when implemented.

NOTE 5- MATERIAL CONTRACTS:

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

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”), a related party, pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”). The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users. Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities.

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

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date. In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for "qualifying research, development and commercialization expenses" in accordance with the following schedule:

(a)	a minimum of US$1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of US$4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of US$10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date

Based upon the above schedule, the Company was required to raise capital of at least $10 million by April 15, 2013, which did not occur. As a result of our inability to raise such capital, the Licensor has the right to terminate the License Agreement.

The Licensing Agreement also calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third party sublicensees.

The license is also terminatable upon the occurrence of certain events of default specified in the Licensing Agreement.

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

NOTE 7 - NOTE RECEIVABLE:

In 2010, the Company advanced $7,627 to Demand Pooling Global Services, LLC, a related party, which was payable on demand and non-interest bearing. The advance was repaid in 2011.

NOTE 8 - RELATED PARTY TRANSACTIONS:

1)	Richard Aland and Don Kelly advanced to the Company an aggregate of $41,260 (see Note 6 Shareholder Advances)

2)	Richard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, a related party, with which the Company has entered into the Licensing Agreement (see Note 5 Material Contracts, above).

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

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”), a related party, pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”). The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users. Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities. The License also provides for the use of a datacenter through a third-party provider. The senior manager of both firms is the same, Richard Alland.

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

The license is terminatble upon the occurrence of certain events of default specified in the License Agreement.

On July 2, 2010, the Company completed an offering of our common shares under the provisions of the Delaware securities laws and under an exemption from the federal securities laws. We sold a total of 9,250 common shares at a price of $2.00 per share to a total of thirty-five investors. We raised a total of $18,500 in this offering.

Results of Operations

For the three months ending March 31, 2013 and 2012, the Company had no revenues and incurred minimal general and administrative expenses.

For the period from inception (April 29, 2008) through March 31, 2013, the Company had no activities that produced revenues from operations and had a net loss of ($142,415), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, the Company’s registration statement on Form S-1 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March, 31, 2013, the Company had cash on hand $46 and had total current liabilities of $55,861. Management believes that the Company will need to raise approximately $8,000,000 in the next 12 months in order to meet the requirements of its Business Plan and achieve its growth targets. In July 2010, we sold a total of 9,250 common shares at a price of $2.00 per share, which netted the Company a total of $18,500. On September 1, 2011, 3 shareholders converted their loans of $64,100 to 32,050 shares at $2.00 per share.

The Company’s net losses to date are primarily attributable to pre-launch salaries and costs of general business model implementation. The Company believes that these results will not be characteristic of the Company’s operating results once it launches pooled purchases. With respect to the funding milestones detailed in the License, the Company is required to either fund the $10,000,000 (for “qualifying research, development and commercialization expenses”) or achieving gross profitability by the third anniversary of the execution of the License Agreement on April 15, 2013, which did not occur. Therefore, the Licensing Agreement is subject to termination by the Licensor Demand Pooling Global Services, LLC, a related party. The Company’s future success is therefore very dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no assurance that the Company will be able to generate sufficient cash from operations or raise the required capital to achieve continued existence or fund its business model. Should the Company be unable to obtain additional funding, its operations could be materially affected.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

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

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATED ACQUISITIONS V, INC.

Dated: May 14, 2013	By:	/s/ Richard K. Aland
Richard K. Aland Chairman and Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

