Form 10-K/A
period 2012-12-31
Demand Pooling, Inc.
filed 2013-08-15
CIK 1444145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed on April 17, 2013 (the “Report”), is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “Staff”). This Amendment amends (i) Item 8 Financial Statements and Supplementary Data-Report of Independent Registered Public Accounting Firm, which inadvertently referred to the Company in place of the auditor’s opinion on whether our financial statements materially comply with Generally Accepted Accounting Principles; and (ii) Item 9A Controls and Procedures, to include the disclosures required by both Item 307 and Item 308 of Regulation S-K.

Except to the extent expressly set forth herein, this Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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

The Company made the decision to become an SEC "reporting company" in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorney’s fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $25,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

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

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above.

Management's Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

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

See accompanying notes to financial statements

DEMAND POOLING, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

	For the Fiscal Year ended December 31, 2012	For the Fiscal year ended December 31, 2011		For the Cumulative Period from inception (April 28, 2008) through December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(11,271)	$(34,298)		$(142,317)
Increase (decrease) in accounts payable	938	(962)		13,176
Decrease in note receivable	—	7,627		—
Decrease in prepaid expense	—	56,877		—
Net cash used by operating activities	(10,333)	29, 244		129,141
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—		86,600
Proceeds of shareholder advances, net	10,275	(42,665	/0	42,610
Net cash provided by financing activities	10,275	(42,665)		129,210
INCREASE (DECREASE) IN CASH	(58)	(13,421)		69
Cash-beginning of year	127	13,548		_____
Cash-end of year	69	127		69
NON-CASH TRANSACTIONS
Conversion of shareholder advances to common stock	$—	$64,100		$64,100

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

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Richard K. Aland, certify that:

1. I have reviewed this annual report on Form 10-K of Demand Pooling, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 17, 2013

By: /s/ Richard K. Aland

Richard K. Aland

Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SARBANES-OXLEY ACT OF 2002

I, Richard K. Aland, certify that:

1. I have reviewed this annual report on Form 10-K of Demand Pooling, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 17, 2013

/s/ Richard K. Aland

Richard K. Aland

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Richard K. Aland, Chief Executive Officer and Chief Financial Officer of Demand Pooling, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the annual report on Form 10-K of the Company for the year ended December 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 17, 2013

/s/ Richard K. Aland

Richard K. Aland

Chief Executive Officer and

Chief Financial Officer