Form 10-Q/A
period 2013-03-31
Demand Pooling, Inc.
filed 2013-08-15
CIK 1444145

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, as originally filed on May 14, 2013 (the “Report”), is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “Staff”). This Amendment amends Item 4 Controls and Procedures -- to include the disclosures required by Item 307 of Regulation S-K concerning management’s assessment of disclosure controls and procedures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer/Chief Financial Officer of the Company has evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEMAND POOLING, INC.

Dated: May 14, 2013	By:	/s/ Richard K. Aland
Richard K. Aland Chief Executive Officer and Chief Financial Officer

