Form 10-Q
period 2013-06-30
Demand Pooling, Inc.
filed 2013-08-19
CIK 1444145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of August 15, 2013
Par value $0.0001 per share	31,187,585

DEMAND POOLING, INC.

A Development Stage Company

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements (unaudited):
	Balance Sheets as of June 30, 2013 and December 31, 2012	3
	Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2013	4
	Statements of Cash Flows for the six months ended June 30, 2013, June 30, 2012 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2013	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	12
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		13

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$85	$69
TOTAL CURRENT ASSETS AND ASSETS	$85	$69
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$13,176	$13,176
Shareholder advances	42,815	42,610
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$55,991	$55,786
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,119	3,119
Additional paid-in capital	86,294	86,294
Deficiency accumulated during development stage	(142,506)	(142,317)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS’ DEFICIENCY	(55,906)	(55,717)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$85	$69

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		April 29, 2008 (inception) through (inception)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenues	$—	$—	$—	$—	$—
Operating Expenses
General & Administrative	91	1,137	189	5,036	142,506
Net Operating Expenses	91	1,137	189	5,036	142,506
Net Loss	(91)	(1,137)	(189)	(5,036)	(142,506)
Basic (loss) per share -- Basic and Diluted	0.00	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding	31,187,585	31,187,585	31,187,585	31,187,585

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	April 28, 2008 (inception) through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(189)	$(5,036)	$(142,506)
Increase (decrease) in accounts payable	0	(4,812)	13,176
Net cash used by operating activities	(189)	(9,848)	(129,330)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—	86,660
Shareholder Advances	205	9,825	42,815
Net cash provided by financing activities	16	9,825	129,415
NET (DECREASE) INCREASE IN CASH	(16)	(23)	85
Cash at beginning of period	69	127	—
CASH AT END OF PERIOD	85	104	85

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

(c) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $142,506 used cash from operations of $129,330 since its inception, and has a working capital deficit of $55,906 at June 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

As of June 30, 2013, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

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

On June 30, 2013, the Company amended its Licensing Agreement by deleting Article 3 – Research, Development and Commercialization Funding Requirements, and Article 4 – Licensee’s Commercialization Obligations, in their entirety. The Amendment to the Licensing Agreement eliminated the condition of the Company to generate net revenues in excess of expenses in the normal course of business operations or the funding by the Company of a minimum of $10,000,000. As a result of deleting Article 3, the Company no longer has an obligation to fund the research, development and commercialization of the Technology required in Article 4 of the Licensing Agreement.

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

On June 30, 2013, the Company amended its Licensing Agreement by deleting Article 3 – Research, Development and Commercialization Funding Requirements, and Article 4 – Licensee’s Commercialization Obligations, in their entirety. The Amendment to the Licensing Agreement eliminated the condition of the Company to generate net revenues in excess of expenses in the normal course of business operations or the funding by the Company of a minimum of $10,000,000. As a result of deleting Article 3, the Company no longer has an obligation to fund the research, development and commercialization of the Technology required in Article 4 of the Licensing Agreement.

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

Results of Operations

For the three months ending June 30, 2013 and 2012, the Company had no revenues and incurred minimal general and administrative expenses.

For the period from inception (April 29, 2008) through June 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of ($142,506) due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, the Company’s registration statement on Form S-1 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash on hand of $85 and total current liabilities of $55,991 Management believes that the Company will need to raise approximately $1,500,000 in the next 12 months in order to meet the requirements of its Business Plan and achieve its growth targets. In July 2010, we sold a total of 9,250 common shares at a price of $2.00 per share, which netted the Company a total of $18,500. On September 1, 2011, 3 shareholders converted their loans of $64,100 to 32,050 shares at $2.00 per share.

The Company’s net losses to date are primarily attributable to pre-launch salaries and costs of general business model implementation. The Company believes that these results will not be characteristic of the Company’s operating results once it launches pooled purchases. Until recently, the Company had only conducted extensive beta testing in order to gather information for improving the performance and scope of the platform. Beta testing included execution of a series of sequential pooled purchases for which no fees were charged. The Company has multiple pools in progress for a variety of products including, transit rail cars, police vehicles, motor fuels, water treatment of drinking and waste water, and will be charging its full fees for successful operation of the pools. The Company also believes that the results of these pooled purchases will be instrumental in facilitating additional funding for the Company. It is expected that the Company will remain substantially dependent upon platform development by the Licensor, although the Company may seek platform enhancements from other sources or may enhance its application internally.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a wet of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEMAND POOLING, INC.

Dated: August 19, 2013	By:	/s/ Richard K. Aland
Richard K. Aland Chairman and Chief Executive Officer and Chief Financial Officer

