Form 10-K/A
period 2012-12-31
Demand Pooling, Inc.
filed 2013-08-28
CIK 1444145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed on April 17, 2013 (the “Report”), is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “Staff”). This Amendment amends the Report to include currently signed and dated certifications, which were unintentionally not currently updated in our Amendment No. 1 to our Report in (a) Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, As Amended, (b) Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, As Amended, and (c) Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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
August 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Richard Aland

Richard Aland
Director, Chief Executive Officer, Chief Financial Officer and Treasurer

Date
August 27, 2013

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