Form 10-Q/A
period 2013-03-31
Demand Pooling, Inc.
filed 2013-08-28
CIK 1444145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

DEMAND POOLING, INC.

Dated: August 27, 2013	By:	/s/ Richard K. Aland
Richard K. Aland Chief Executive Officer and Chief Financial Officer

