Form 10-Q
period 2013-09-30
Demand Pooling, Inc.
filed 2013-11-13
CIK 1444145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of November 7, 2013
Par value $0.0001 per share	31,187,585

DEMAND POOLING, INC.

A Development Stage Company

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements (unaudited):
	Balance Sheets as of September 30, 2013 and December 31, 2012	3
	Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2013	4
	Statements of Cash Flows for the nine months ended September 30, 2013, September 30, 2012 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2013	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		13

DEMAND POOLING, INC.

A Development Stage Company

FINANCIAL INFORMATION

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	49	69
TOTAL ASSETS	$49	$69
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	62,433	13,176
Shareholder advances	42,815	42,610
TOTAL LIABILITIES	$105,248	$55,786
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,119	3,119
Additional paid-in capital	86,294	86,294
Deficit Accumulated During the Development Stage	(191,799)	(142,317)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(105,201)	$(55,717)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49	$69

See notes to unaudited financial statements.

DEMAND POOLING, INC.

A Development Stage Company

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended		April 29, 2008 Inception Through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenues	—	—	—	—	—
Operating Expenses
General and administrative	$38,239	$6,051	$49,483	$11,088	$(156,477)
Net Operating Expenses	38,239	6,051	49,483	11,088	(156,477)
Net Loss	(38,239)	(6,051)	(49,483)	(11,088)	(156,477)
Basic earnings (loss) per share—Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	31,187,585	31,187,585	31,187,585	31,187,585

See notes to unaudited financial statements.

DEMAND POOLING, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Cumulative Period from Inception
	Nine Months	Nine Months	(April 29, 2008)
	Ended September 30,	Ended September 30,	through September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss Change in operating Activities	$(49,483)	$(11,088)	$(156,477)
Accounts payable	$49,258	$938	$62,433
Net cash used in operating activities	$(225)	$(10,150)	$(94,044)
CASH FLOWS FROM FINANCING ACTIVITIES:			$
Proceeds from the issuance of common stock	$-	$-	$51,278
Shareholder Advances	$205	$10,150	$42,815
Net cash provided by financing activities	$205	10,150	$94,093
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(20)	$127	$49
CASH AT BEGINNING OF PERIOD	$69	$-	$-
CASH AT END OF PERIOD	$49	$127	$49

See notes to unaudited financial statements.

DEMAND POOLING, INC.

A Development Stage Company

SEPTEMBER 30, 2013

(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization and Business:

DEMAND POOLING, Inc. (“the Company”) was incorporated in the state of Delaware on April 29, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business. The Company is currently in the development stage. The Company has multiple pools in progress for the aggregation of demand for a variety of products including, transit rail cars, police vehicles, motor fuels, water treatment of drinking and waste water. Previously, all activities of the Company were related to its organization, initial funding, share issuances and regulatory compliance.

(b) Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 31, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q.

(c) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has not generated any revenue since inception, has a deficit accumulated during the development stage of $191,800, used cash from operations of $94,044 since its inception, and has a working capital deficit of $105,199 at September 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions, among other things, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

As of September 30, 2013, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

NOTE 3 - INCOME TAXES:

The Company has federal net operating loss carryforwards of which expire in the tax years 2029 and 2030. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits  may be subject to the above limitations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”), a related party pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”). The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users. Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities. The senior manager of both firms is the same, Richard Aland.

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

On June 30, 2013, the Company amended its Licensing Agreement by deleting Article 3 - Research, Development and Commercialization Funding Requirements, and Article 4 - Licensee's Commercialization Obligations, in their entirety. The Amendment to the Licensing Agreement eliminated the condition of the Company to generate net revenues in excess of expenses in the normal course of business operations or the funding by the Company of a minimum of $10,000,000. As a result of deleting Article 3, the Company no longer has an obligation to fund the research, development and commercialization of the Technology required in Article 4 of the Licensing Agreement.

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

NOTE 6 - SHAREHOLDER ADVANCES:

Richard Aland and Don Kelly, officers, directors and shareholders of the Company, have advanced to the Company a total of $41,365, which is payable on demand and non-interest bearing. Mr. Kelly resigned as an officer and director of the Company in May 2012.

NOTE7 - RELATED PARTY TRANSACTIONS:

1)	Richard Aland and Don Kelly advanced to the Company an aggregate of $41,365 (see Note 6 Shareholder Advances)
2)	Richard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, a related party, with which the Company has entered into the Licensing Agreement (see Note 5 Material Contracts, above).

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

Following these transactions, Mr. Aland owned 69.12% and Mr. Kelly owned 11.94% of the Company’s 34,391,506 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 9.69% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Messrs. Aland and Kelly were simultaneously appointed to the Company’s Board of Directors. Such action represents a change of control of the Company. Mr. Kelly resignd as an Officer and Director of the Company in May 2012.

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

On June 30, 2013, the Company amended its Licensing Agreement by deleting Article 3 - Research, Development and Commercialization Funding Requirements, and Article 4 - Licensee's Commercialization Obligations, in their entirety. The Amendment to the Licensing Agreement eliminated the condition of the Company to generate net revenues in excess of expenses in the normal course of business operations or the funding by the Company of a minimum of $10,000,000. As a result of deleting Article 3, the Company no longer has an obligation to fund the research, development and commercialization of the Technology required in Article 4 of the Licensing Agreement.

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

Results of Operations

For the nine months ended September 30, 2013 and 2012, the Company had no revenues and incurred minimal general and administrative expenses.

For the period from inception (April 29, 2008) through September 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $156,477, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, the Company’s registration statement on Form S-1 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2013, the Company had cash on hand of $49 and total current liabilities of $105,248. Management believes that the Company will need to raise approximately $1,500,000 in the next 12 months in order to meet the requirements of its Business Plan and achieve its growth targets. In July 2010, we sold a total of 9,250 common shares at a price of $2.00 per share, which netted the Company a total of $18,500. On September 1, 2011, 3 shareholders converted their loans of $64,100 to 32,050 shares at $2.00 per share.

The Company's net losses to date are primarily attributable to pre-launch salaries and costs of general business model implementation. The Company believes that these results will not be characteristic of the Company's operating results once it launches pooled purchases. Until recently, the Company had only conducted extensive beta testing in order to gather information for improving the performance and scope of the platform. Beta testing included execution of a series of sequential pooled purchases for which no fees were charged. The Company has multiple pools in progress for a variety of products including, transit rail cars, police vehicles, motor fuels, water treatment of drinking and waste water, and will be charging its full fees for successful operation of the pools. The Company also believes that the results of these pooled purchases will be instrumental in facilitating additional funding for the Company. It is expected that the Company will remain substantially dependent upon platform development by the Licensor, although the Company may seek platform enhancements from other sources or may enhance its application internally.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a wet of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer/Chief Financial Officer of the Company has evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Principal Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
31.2	Certification of the Company’s Principal Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
32.1	Certification of the Company’s Principal Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101. CAL	XBRL Taxonomy Extension Calculation Linkbase
101. DEF	XBRL Taxonomy Extension Definition Linkbase
101. LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2013
DEMAND POOLING, INC.

	By:	/s/ Richard K. Aland
Richard K. Aland
Chairman and Chief Executive Officer and Chief Financial Officer

