Form 10-K
period 2014-12-31
Demand Pooling, Inc.
filed 2016-02-26
CIK 1444145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014 and 2013

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from __________________ to __________________

Commission File Number: 000-53394

Demand Pooling, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-2517798
(State or other jurisdiction of incorporation or Organization)	(IRS Employer Identification No.)

12720 Hillcrest Road, Suite 750

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

Yes ☐ No ☑

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

On June 30, 2014, there were 31,155,535 shares of the Registrant’s common stock outstanding of which 3,307,540 shares were held by non-affiliates. The aggregate market value of common stock held by non-affiliates on June 30, 2014 cannot be determined because there is no trading market for the Registrant’s Common Stock.

On February 25, 2016, there were 31,187,585 shares of common stock of the Registrant outstanding.

EXPLANATORY NOTE

Throughout this annual report on Form 10-K, the terms “we,” “us,” “our,” “Demand Pooling, Inc.,” “Accelerated Acquisitions V, Inc.,” or the “Company,” refers to Demand Pooling, Inc., unless the context indicates otherwise.

General: This report on Form 10-K is a comprehensive filing for the fiscal years ended December 31, 2014 and 2013, and the interim period within 2014. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This is our first periodic filing since the quarterly period ended September 30, 2013.

Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2014 and 2013, in lieu of filing separate reports for each of those fiscal years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods. Our quarterly financial information included in this report has been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews, and is in a level of detail consistent with Rule 10-01(a) and (b) in Regulation S-X. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Selected Quarterly Results of Operations” under Item 7.

We intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015.

Background for Filing Delay: We were unable to file the above referenced periodic reports due to capital constraints resulting from our inability to generate revenue from operations and limited access to financing. As a result, the Company was unable (i) to satisfy payables due to third parties, including its independent auditors, for work performed for the Company, (ii) to maintain an adequate financial staff, and (iii) to retain the necessary advisors to prepare and complete the financial reports required by the Exchange Act and the rules and regulations of the SEC. Due to these constraints, the Company was unable to prepare and file the required reports with the SEC under Section 13(a) of the Exchange Act in January 2014. This Comprehensive From 10-K should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

DEMAND POOLING, INC.

FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Comprehensive Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Demand Pooling, Inc. (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of our services; the execution of our marketing plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s periodic disclosure statements and for reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

Demand Pooling, Inc. is an early or development stage company which has licensed its entire technology platform from Demand Pooling Global Services, LLC (“DPGS” or “Licensor”), a related party. The licensed technology is subject to termination upon the occurrence of certain events. (See “Business — Technology” and “Risk Factors”.) As a result of the Company’s nominal operations and assets, it is deemed to be a “shell company” under the Exchange Act. Its fully functional web-based platform automates the business process for facilitating cooperative buying (“demand aggregation”) of capital assets and a limited number of commodities (motor fuel and water treatment chemicals) primarily among state and local governments (“SLGs”) in order to obtain volume-discount pricing for products that are not typically the subject of meaningful price discounting in the volumes typically purchased by individual entities. The Company expects to remain substantially dependent upon additional platform development by the Licensor, although the Company may seek platform enhancements from other sources or may enhance its application internally. The Company does not currently have experience in developing its own software and can provide no assurance that it will achieve this capability internally or that it will be able to obtain qualified resources for this purpose. See “Risk Factors.”

In September 2011, we changed our name from Accelerated Acquisitions V, Inc. to Demand Pooling, Inc.

Our principal executive offices are located at 12720 Hillcrest Road, Suite 901, Dallas, Texas 75230, and our telephone number is (972) 388-1973. Our fiscal year end is December 31. Our website address is www.Depo.org. We do not intend for information on our websites to be incorporated into this 10-K.

ORGANIZATION

On April 29, 2008, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $4,000.00. These shares were issued immediately following the incorporation of the Company and were “founder’s shares.” There were no written or oral agreements between the parties relevant to the purchase of the founder’s shares and the purchaser became the sole shareholder of the Company (which at the time was a “shell” corporation). The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

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

TECHNOLOGY

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”) a related party pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”). The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users. Finally, the Technology permits and facilitates the disposal of older equipment by end-users in order to improve the “recovery proceeds” on disposal of surplus or outdated equipment. The License also provides for the use of a datacenter through a third-party provider.

The only relationship between the Company and Licensor is that of a licensee/licensor relationship. Licensor is the developer of the software and the Company both markets and operates the platform. The license is an exclusive North American license and a non-exclusive worldwide license, permitting the licensor to offer the platform to other marketing firms for operation of pools outside of North America. The senior manager of both firms is the same, Richard Aland. (See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”)

The Company does not conduct an auction process but rather a very different and distinct process, referred to as a “competitive sealed bid” process. Under the competitive sealed bid process, buyers seek from suppliers pricing that is submitted in sealed envelopes, or in our case electronically, and opened mechanically or electronically by each buyer at bid opening. There is no chance, as would be the case for an auction, for suppliers to submit one or more improved bids. The sealed pricing is the best and final bid and no other pricing can be considered.

The Company’s process is one of providing a platform where state and local governments can post their invitations for bids (“IFB’s”) seeking bid pricing for their purchases and provides timely information to suppliers who wish to participate in the bidding process. It should be noted that the Company, does not buy, sell, inventory or trade any product.

SLGs do not hire us, contract with us or pay us a fee. They simply use our platform to post their requirements through an IFB pursuant to the traditional sealed bid process and we have not been able to identify any entity which is unable to employ our platform.

Except for the rights granted under the Licensing Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto-although the License includes the Company’s right to utilize such improvements.

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date. In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for “qualifying research, development and commercialization expenses” in accordance with the following schedule:

(a)	a minimum of $1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or
(b)	a minimum of $4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or
(c)	a minimum of $10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date.

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

The “business concept” which the Company is currently marketing to state and local governments is a streamlined “demand aggregation,” or “cooperative purchasing” methodology for acquiring high-valued capital assets and selected commodities (motor fuel and water treatment chemicals), that comprise a significant component of most state and local government budgets as a means for producing improved pricing (volume-discount pricing) versus the pricing that would be achievable by individual entities in the volumes each would typically buy. The Technology supporting the business concept is the actual electronic platform that facilitates buyers seeking bid requests in a single time window and in a single location, provided they have access to the Internet and can login to the Company’s website. The Company’s initial target market is considered highly fragmented, consisting of approximately 87,000 SLGs that do not have any natural way of leveraging their collective buyer power. These SLGs have common purchase needs, are non-competitive with one another and tend to employ the same sealed bid process for obtaining competitive bids.

In order to implement and operate a pool, the Company does not currently need additional hardware or software beyond that which it has licensed from the Licensor and infrastructure that is leased from and managed by Hostway Services, Inc. The server capacity is not currently stressed and one (1) standby server provides redundancy for the platform application. The Company does not anticipate a number of user accesses ("hits" to its system) that would be typical for consumer-oriented applications that might achieve accesses of hundreds of thousands or even millions of hits during a 24-hour period. It is likely that the Company's website would only achieve hundreds of hits or thousands of hits during a 24 hour period, which does not stress the capacity of the existing servers. To double the capacity, the Company could convert its redundant server to an application server or add additional servers, as needed for new products.

No authorizations are needed to launch, implement and operate pooled transactions. The Company determines when pools are to be launched and how potential users are to be addressed. Currently, its marketing approach is through a direct email campaign based upon contacts which the Company has identified. Most of these contacts, which now number fewer than 10,000 out of the estimated 87,000 SLG entities, have been obtained by the Company investigating state and local government websites (cities, counties, states, airports, transit agencies, school and hospital districts and higher education facilities) and trade organization websites. The Company intends to continue expanding its email notification activities and, if funding becomes available and/or net revenue generation is sufficient, to investigate the affordability of implementing advertising and public relations campaigns.

Employees

As of February 15, 2016, we have one (1) full time employee. We also employ consultants and contract employees to assist management as is required by business needs. Our employee is not part of a union. Although our employee is not currently compensated, he is eligible to participate in the Company’s 2009 Employee, Director and Consultant Stock Plan.

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

ITEM IA. RISK FACTORS

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

The Company has only had a limited operating history and has not generated revenue from its operations upon which an evaluation of its prospects can be made. The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing economic environment. There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future if at all.

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

In their report dated February 25, 2016, our independent auditors stated that our financial statements for the period ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We have not generated any revenue and continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

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

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•	competition;
•	ability to anticipate and adapt to a competitive market;
•	ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
•	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

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

The Company is a development stage company and is currently substantially dependent upon Technology licensed from Demand Pooling Global Services, LLC, a related party, which is subject to termination under certain circumstances. Moreover, since aggregation of demand for capital equipment and selected commodities (motor fuel and water treatment chemicals) has not, to the Company’s knowledge, been effectively addressed by others on a nationwide basis, Management believes, but cannot assure, that it has an opportunity and both the capability and experience to be successful in its endeavor to generate savings for purchasers of capital equipment and commodities in its target markets. The senior manager of both firms is the same, Richard Aland.

We have no profitable operating history and May Never Achieve Profitability.

From inception (April 29, 2008) through December 31, 2014, the Company has an accumulated deficiency during the development stage of $119,162 notwithstanding the fact that the principal of the Company has worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital.

The Company will require significant additional financing in order to market its demand aggregation solutions platform to suppliers and buyers. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include commercial enterprises. To date, the Company has not been successful in raising sufficient capital. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability, to address the market for purchases of capital assets and selected commodities by commercial enterprises.

The Company’s Management and its advisors lack meaningful experience in the marketing of the Licensed Software.

In view of the fact that the marketing of the Company’s licensed software is a new business and there are no known comparable models in the market, the Company lacks the specific experience to implement its business plan. While the Company will seek to obtain resources which will support its marketing activities, there is no assurance that this lack of experience will not negatively affect the Company’s implementation of its business plan and prospects for growth and ultimate success.

Dependence on our Management, without whose services Company business operations could cease.

At this time, our management is wholly responsible for the development and execution of our business plan. Our management is under no contractual obligation to remain employed by us, although they have no present intent to leave. If our management should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations.

Our officer and director devotes time to other businesses.

At this time, Mr. Aland is the Company’s sole executive Officer and Director, and is also the managing member of Demand Pooling Global Services, LLC, a related party from which the Company was granted a Licensing Agreement. Based upon the growth of the business, we would intend to employ additional management and staff. The limited management of the Company at this time could adversely affect the Company’s business operations and prospects for the future. Without additional management, the Company could be forced to cease operations.

Concentrated control risks; shareholders could be unable to control or influence key corporate actions or effect changes in the Company’s board of directors or management.

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

Lack of additional working capital may cause curtailment of any expansion plans while raising of capital through sale of equity securities would dilute existing shareholders’ percentage of ownership.

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to December 31, 2014. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

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

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorney’s fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $25,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of December 31, 2014, 31,187,585 shares of common stock were issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

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

We are constantly striving to improve our internal accounting controls. While we believe that our internal controls are adequate for our current level of operations, we believe that we may need to employ accounting additional staff as our operations ramp up. We do not have a dedicated full time Chief Financial Officer, which we intend to employ within the next twelve (12) months. Additionally, our board of directors has not designated an Audit Committee and we do not presently have any outside directors. We intend to attract outside directors once the Company commences full operations, and to designate an Audit Committee from such outside directors. There is no guarantee that such projected actions will be adequate or successful or that such improvements will be carried out on a timely basis. If, in the future, we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

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

Once it commences trading (if ever) our common stock will likely be subject to the SEC’s “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock currently has no “market price” and when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the ‘penny stock’ rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Some suppliers and buyers may be reluctant or unwilling to use our demand aggregation solutions for a number of reasons, including existing investments in supply chain management technology. Supply chain management functions traditionally have been performed using purchased or licensed hardware and software implemented by each supplier. Because this traditional approach often requires significant initial investments to purchase the necessary technology and to establish systems that comply with retailers’ unique requirements, suppliers may be unwilling to abandon their current solutions for our demand aggregation solutions.

Other factors that may limit market acceptance of our demand aggregation solutions include:

•	our ability to maintain high levels of customer satisfaction;
•	our ability to maintain continuity of service for all users of our platform;
•	the price, performance and availability of competing solutions; and
•	our ability to assuage suppliers’ confidentiality concerns about information stored outside of their controlled computing environments.

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

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third-party components or processes that comprise our existing or new solutions, any of which could adversely affect our business.

Technology solutions as complex as ours may contain undetected defects in the hardware, software, infrastructure, third-party components or processes that are part of the solutions we provide. If these defects lead to service failures after introduction of a solution or an upgrade to the solution, we could experience delays or lost revenues during the period required to correct the cause of the defects. We cannot be certain that defects will not be found in new solutions or upgraded solutions, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition. Because customers use our demand aggregation solutions for critical business processes, any defect in our solutions, any disruption to our solutions or any error in execution could cause recurring revenue customers to cancel their contracts with us, prevent potential customers from joining our network and harm our reputation. Although most of our contracts with our customers limit our liability to our customers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

Interruptions or delays from third-party data centers could impair the delivery of our solutions and our business could suffer.

We use third-party data centers to conduct our operations. All of our solutions reside on hardware that we lease from and is owned by hosting companies and operate that are located in third-party locations. Our operations depend on the protection of the equipment and information we store in these third-party centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military action, terrorist attack or other similar events beyond our control, though the company follows industry-standard redundancy and backup protocols. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our demand aggregation solutions are accessed by a large number of customers at the same time. As we continue to expand the number of our customers and solutions available to our customers, if we do not obtain additional financial resources, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers to meet our capacity requirements could result in interruptions or delays in our solutions or impede our ability to scale our operations. In the event that our data center arrangements are terminated, or there is a lapse of service or damage to such facilities, we could experience interruptions in our solutions as well as delays and additional expense in arranging new facilities and services.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our demand aggregation business model. For example, we believe that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our clients via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its designated office at 12720 Hillcrest Road, Suite 750, Dallas, Texas 75230. These offices, comprising 150 sq. ft., are leased by Demand Pooling Global Services, LLC, a related party, on a month-to-month lease basis, from CIP II Hillcrest, LLP, at a monthly rental of $900. Presently, Demand Pooling Global Services, LLC does not charge the Company for its undesignated portion of space. At some time in the future, Demand Pooling Global Services, LLC may begin charging rent to the Company for the portion of the space which it uses.

ITEM 3. LEGAL PROCEEDINGS

As of February 15, 2016, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Holders

As of December 31, 2013 and December 31, 2014, there were approximately sixty-one (61) holders of record of our common stock and there were 31,187,585 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Please see SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for information related to the holdings of certain beneficial owners and management of the Company.

Status of Outstanding Common Stock

As of December 31, 2014, we had a total of 31,187,585 shares of our common stock outstanding. Of these shares, 23,771,138 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 31,187,585 shares of our common stock to sixty-one (61) record holders.

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

Condensed Quarterly Financial Statements

These condensed quarterly financial statements represent financial position and results of operations as of the end of each quarter of the years ended December 31, 2014 and December 31, 2013.

Balance Sheets – For the periods ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$135	$99	$63	$27

TOTAL CURRENT ASSETS AND ASSETS	$135	$99	$63	$27

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accrued expenses	$62,136	$60,775	$61,225	$73,710
Shareholder advances	$43,329	$45,479	$45,479	$45,479

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$105,465	$106,254	$106,704	$119,189

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	0	0	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 shares issued and outstanding at December 31, 2014	3,119	3,119	3,119	3,119
Additional paid-in capital	86,294	86,294	86,294	86,294
Accumulated deficit	(191,930)	(192,755)	(193,241)	(205,762)
Stock subscription receivable	(2,813)	(2,813)	(2,813)	(2,813)

TOTAL STOCKHOLDERS' DEFICIENCY	(105,330)	(106,155)	(106,641)	(119,162)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$135	$99	$63	$27

Balance Sheets – For the periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$46	$85	$49	$21

TOTAL CURRENT ASSETS AND ASSETS	$46	$85	$49	$21

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$13,176	$13,176	$62,433	$62,898
Shareholder advances	42,685	42,815	42,815	43,179

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$55,861	$55,991	$105,248	$106,077

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 shares issued and outstanding at December 31, 2013	3,119	3,119	3,119	3,119
Additional paid-in capital	$86,294	$86,294	$86,294	$86,294
Accumulated deficit	(142,415)	(142,506)	(191,799)	(192,656)
Stock subscription receivable	(2,813)	(2,813)	(2,813)	(2,813)

TOTAL STOCKHOLDERS' DEFICIENCY	(55,815)	(55,906)	(105,199)	(106,056)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$46	$85	$49	$21

Quarterly Statements of Operations for the periods ended December 31, 2014 and 2013.

	For the three months ended March 31,		For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013	2014	2013
Operating Expenses (income)	$(726)	$98	$825	$91	$99	$189

Total Operating Expenses (income)	(726)	98	825	91	99	189

Net Income (Loss)	$726	$(98)	$(825)	$(91)	$(99)	$(189)

Basic Income (loss) per share --Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	31,187,585	31,187,585	31,187,585	31,187,585	31,187,585	31,187,585

Quarterly Statements of Operations for the months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Operating Expenses	$486	$38,239	$585	$49,483

Total Operating Expenses	486	38,239	585	49,483

Net (Loss)	$(486)	$(38,239)	$(585)	$(49,483)

Basic Income (loss) per share --Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	31,187,585	31,187,585	31,187,585	31,187,585

Quarterly Statements of Cash Flows for the three months ended March 31, 2014 and 2013, six months ended June 30, 2014 and 2013 and nine months ended September 30, 2014 and 2013

	Three Months Ended March 31,		Six Months Ended June 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income(loss)	$726	$(98)	$(99)	$(189)	$(585)	$(49,483)
Increase (decrease) in accrued expenses	(762)	0	(2,123)	0	(1,673)	49,258
Net cash used in operating activities	$(36)	$(98)	$(2,222)	$(189)	$(2,258)	$(225)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds of shareholder advances, net	150	75	2,300	205	2,300	205
Net cash provided by financing activities	150	75	2,300	205	2,300	205

INCREASE (DECREASE) IN CASH:	114	(23)	78	16	42	(20)

Cash-beginning of period	20	69	20	69	21	69
Cash-end of period	$134	$46	$98	$85	$63	$49

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net income for three months ended March 31, 2014 was $726 resulting from the refund of an overpayment previously recorded as an expense.

General and administrative expenses for three months ended March 31, 2014 decreased by $824 compared to the three months ended March 31, 2013. The decrease was primarily due to reduction in operations, consulting, legal, and accounting services for 2014 period as compared to the prior 2013 period.

The above mentioned factors resulted in net income for three months ended March 31, 2014 of $726 compared to a net loss of $98 for the three months ended March 31, 2013.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

No revenue was recorded for the three months ended June 30, 2014 or the comparable period in 2013. Net Loss for three months ended June 30, 2014 increased to $825 compared to a net loss of $91 for the three months ended June 30, 2013.

General and administrative expenses for three months ended June 30, 2014 increased by $134 compared to the three months ended June 30, 2013. The decrease was primarily due to a reduction in accounting services and property taxes for 2014 period as compared to the prior 2013 period.

The above mentioned factors resulted in a net loss for the three months ended June 30, 2014 of $825 compared to a net loss of $91 for the three months ended June 30, 2013.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Loss for three months ended September 30, 2014 decreased to $486 compared to a net loss of $38,239 for the three months ended September 30, 2013.

General and administrative expenses for three months ended September 30, 2014 decreased by $37,753 compared to the three months ended September 30, 2013. The decrease was primarily due to reduction in accounting and legal services for 2014 period as compared to the prior 2013 period.

The above mentioned factors resulted in a net loss for the three months ended September 30, 2014 of $486 compared to a net loss of $38,239 for the three months ended September 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Loss for six months ended June 30, 2014 decreased to $99 compared to a net loss of $189 for the six months ended June 30, 2013.

General and administrative expenses for the six months ended June 30, 2014 decreased by $90 compared to the six months ended June 30, 2013. The decrease was primarily due to a reduction in accounting services for the 2014 period as compared to the prior 2013 period.

The above mentioned factors resulted in a net loss for the six months ended June 30, 2014 of $99 compared to a net loss of $189 for the six months ended June 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Loss for nine months ended September 30, 2014 decreased to $585 compared to a net loss of $49,483 for the nine months ended September 30, 2013.

General and administrative expenses for nine months ended September 30, 2014 decreased by $48,898 compared to the nine months ended September 30, 2013. The decrease was primarily due to a reduction in accounting and legal services for the 2014 period as compared to the prior 2013 period.

The above mentioned factors resulted in a net loss for the nine months ended September 30, 2014 of $585 compared to a net loss of $49,483 for the nine months ended September 30, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discussed in this report under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially front any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our financial statements and the accompanying notes to the financial statements included elsewhere in this report. MD&A consists of the following sections:

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

Plan of Operations

The Registrant was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On April 15, 2010, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Demand Pooling Global Services, LLC (“Licensor”) a related party pursuant to which the Company was granted a, non-transferrable license for certain territories (an exclusive license for North America and a non-exclusive license for all markets outside of North America) for certain intellectual property developed by Licensor, principally comprising a business concept and related technology which has, as its core product, the aggregation of demand for high-ticket capital equipment and selected commodities to facilitate cooperative purchases of similar products by a significant number of large end-users (the “Technology”). The Technology would also permit and facilitate pooled financing for such purchases in a manner which permits greater financial flexibility for the end-users. Finally, the Technology permits and facilitates the disposal of older equipment and commodities by end-users in order to improve the cost recovery on disposal of surplus or dated equipment and commodities. The License also provides for the use of a hosting service through a third-party provider. The senior manager of both firms is the same, Richard Aland.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto -- although the License includes the Company’s right to utilize such improvements.

The ownership of the intellectual property necessary for development and modification of the electronic platform resides with the Licensor and becomes a part of the exclusive North American and non-exclusive worldwide (outside North America) License.

In order to implement and operate a pool, the Company does not currently need additional hardware or software beyond that which it has licensed from the Licensor and infrastructure that it leases pursuant to a hosting agreement on a month-to-month basis from Hostway Services, Inc. The server capacity is not currently stressed and one (1) standby server provides redundancy for the platform application. The Company does not anticipate a number of user accesses (“hits” to its system) that would be typical for consumer-oriented applications that might achieve accesses of hundreds of thousands or even millions of hits during a 24-hour period. It is likely that the Company’s website would only achieve hundreds of hits or thousands of hits during a 24 hour period, which does not stress the capacity of the existing servers.

No authorizations are needed to launch, implement and operate pooled transactions. The Company determines when pools are to be launched and how potential users are to be addressed. Currently, its marketing approach is through a direct email campaign based upon contacts which the Company has identified. Most of these contacts, which now number fewer than 10,000 out of the estimated 87,000 SLG entities, have been obtained by the Company investigating SLG websites (cities, counties, states, airports, transit agencies, school and hospital districts and higher education facilities) and trade organization websites. The Company intends to continue and to expand its email notification activities and, if funding becomes available and/or net revenue generation is sufficient, to investigate the affordability of implementing advertising and public relations campaigns.

The Licensing Agreement calls for royalties payable by the Company to the Licensor of ten percent (10%) of all gross revenues resulting from the use of the Technology by the Company and twenty-five percent (25%) of all royalties and fees received from third-party sublicensees.

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

Going Concern

At December 31, 2014 we had approximately $27 in cash and $0 other assets and our total liabilities were $119,189. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 and 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

We may seek to raise additional funds through public or private sale of our equity or debt securities, or borrowing funds from private or institutional lenders. In addition to obtaining necessary financing, the Company intends to implement a plan for charging for the use of its platform. To date, the Company has only granted “beta” access to the platform, and no fees have been charged.

There are no assurances that we will continue as a going concern and the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash on hand of $27 and had total current liabilities of $119,189.

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

We may seek to raise additional funds through public or private sale of our equity or debt securities, or borrowing funds from private or institutional lenders. If we raise additional funds through the issuance of debt securities, these securities would have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders.

If we are unable to raise sufficient additional funds when needed, we would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our operations.

Our ability to obtain additional financing is dependent on the state of the debt and/or equity market, and such markets’ reception of us and our offering terms. In addition, our ability to obtain financing may be dependent on the status of our operating activities, which cannot be predicted. There is no assurance that capital in any form will be available to us, and if available, that it will be on terms and conditions that are acceptable.

Results of Operations

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Net Loss for the fiscal year ended December 31, 2014 decreased to $13,106 or 74.0% compared to a net loss of $50,339 for the fiscal year ended December 31, 2013.

General and administrative expenses for the fiscal year ended December 31, 2014 decreased by $37,233 or 26% compared to the fiscal year ended December 31, 2013. The decrease was primarily due to reduction in consulting, accounting and legal services for the 2014 fiscal year as compared to the 2013 fiscal year.

The above mentioned factors resulted in a net loss for the fiscal year ended December 31, 2014 of $13,106 compared to a net loss of $50,339 for the fiscal year ended December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act, this item is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The information contained in this section covers management's evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since our last audited periodic report for the year ended December 31, 2012 through December 31, 2014.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the fiscal Year ended December 31, 2014. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time Periods and is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the fiscal year ended December 31, 2014. In making this assessment, we utilized the criteria set forth in Internal Control—Integrated Framework and the Internal Control over Financial Reporting — Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation, we concluded that our disclosure controls and procedures were not effective and we have identified the following material weaknesses. These material weaknesses affected our ability to make our periodic SEC compliance filings within the prescribed time periods.

Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over day-to-day accounting and financial reporting obligations as well as the period-end financial close and reporting processes as of December 31, 2014. Due to the actual and potential effect on financial statement balances and disclosures and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies constituted a material weakness in our internal control over financial reporting. The specific deficiencies contributing to the material weakness were as follows:

a)	Inadequate segregation of duties. In various accounting processes, applications and systems we did not design, establish and maintain procedures and controls to adequately segregate job responsibilities for initiating, authorizing and recording transactions, nor were there adequate mitigating or monitoring controls in place.
b)	Inadequate policies and procedures. We did not design, establish and maintain effective GAAP compliant financial accounting policies and procedures.
c)	Inadequate personnel. We had a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

Due to the existence of the material weakness in our internal control over financial reporting that have been identified as of December 31, 2014 believe that our internal control over financial reporting was also ineffective as of December 31, 2013.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individual currently serves as our Executive Officer and Director:

Name	Age	Position	Period of Service
Richard Aland	71	Director, CEO, CFO, Treasurer	March 25, 2010-present

Richard K. Aland, Chairman and Chief Executive Officer:

Mr. Aland became CEO, Treasurer and a director of Demand Pooling, Inc. in March 2010. Previously, Mr. Aland founded PurchasePooling.Com, Inc. and was employed by them from March 2000 to December 2000 and founded Demand Pooling Global Services, LLC (“DPGS”) a related party, where he has been employed since August 2005. Prior to DPGS, he served as an investment banker for thirty (30) years specializing in solving the financial needs of state and local government entities, including a variety of transit agency, airport, stadium, arena and convention center projects. He has been a leader in the municipal finance industry in creating innovative financing techniques, complex leasing structures, and public/private partnerships. Privatization Magazine, referred to Mr. Aland as “...one of the four leading transportation finance specialists in the U.S.”

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

Regarding indemnification for liabilities arising under the Act, which may be permitted to officers or directors under applicable state law, the Company is informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended, requires that our executive officers and directors, persons who beneficially own more than ten percent (10%) of our common stock (referred to herein as the “reporting persons,” to file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our Common Stock. Copies of the reports are required by SEC regulation to be furnished to the Company. Mr. Aland has not filed his Form 3 reporting his appointments as an Officer and Director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2014, by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned

Owners of more than five percent (5%) of outstanding shares:

Accelerated Venture Partners, LLC (3) 1840 Gateway Drive, Suite 200 Foster City CA, 94404	3,020,240	9.68%

Donald Kelly P.O. Box 262127 Plano, TX 75026	4,108,907	13.17%

Officers and Directors:

Richard Aland 12720 Hillcrest Road, Suite 901 Dallas, Texas 75230	23,771,138	76.22%

All officers and directors as a group (1 person)	23,771,138	76.22%

(1)	This table is based upon 31,187,585 shares issued and outstanding as of December 31, 2014.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within sixty (60) days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Timothy J. Neher has voting and dispositive control over the shares held by Accelerated Venture Partners, LLC.

(4)	Donald Kelly resigned as an Officer and Director of the Company in May 2012.

Equity Compensation Plans

In February 2010, we adopted, subject to stockholder approval, the 2009 Employee, Director and Consultant Stock Plan (the “Plan”). Under the terms of the Plan, the purchase price of the shares subject to each option grant will not be less than the fair market value at the date of grant. The date of exercise may be determined at the time of grant by our Board, but may not exceed five years. No options have been granted under the Plan. As of December 31, 2014, 12,000,000 shares remain available for issuance under the Plan.

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

Related Party Transactions

Licensing Agreement

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

Except for the rights granted under the Licensing Agreement, Licensor retains all rights, title and interest to the Technology and any improvements thereto -- although the License includes the Company’s right to utilize such improvements.

The term of the License commences the date of execution of the Licensing Agreement (“Execution Date”) and continues for a term of twenty (20) years, ending on the twentieth anniversary of the Execution Date. In addition to other requirements, the continuation of the license is conditioned on the Company generating net revenues in excess of expenses in the normal course of operations or the funding by the Company of a minimum of $10,000,000 for “qualifying research, development and commercialization expenses” in accordance with the following schedule:

(a)	a minimum of $1,000,000 during the period commencing upon the Execution Date and ending on the first anniversary of the Execution Date; or

(b)	a minimum of $4,000,000 during the period commencing upon the Execution Date and ending on the second anniversary of the Execution Date; or

(c)	a minimum of $10,000,000 during the period commencing upon the Execution Date and ending on the third anniversary of the Execution Date

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

Consulting Services

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

Shareholder Loans

Richard Aland and Don Kelly have advanced to the Company an aggregate of $34,517 (See Note 6 to the Shareholder Advances to the Notes to Financial Statements). Mr. Kelly resigned as an Officer and Director of the Company in May 2012.

At December 31, 2010, four (4) shareholders, including Chad Kelly, the son of Don Kelly ($4,100) had advanced to the Company an aggregate amount of $139,100. These advances, prior to being converted into Common Stock, were payable on demand and non-interest bearing. On September 1, 2011, three (3) shareholders converted their loans of $64,100 to 32,050 shares at $2.00 per share.

Code of Ethics

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

Director Independence

As of December 31, 2014, Mr. Aland is the sole director of the Company, and it is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the last two fiscal years ended December 31, 2014 and 2013, for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year amounted to approximately $12,035.

AUDIT-RELATED FEES

For the fiscal years ended on December 31, 2014 and 2013, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(c)(1) of Schedule 14A.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2014 or 2013.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2014, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence. The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Identification of Exhibit
3(i)	Articles of Incorporation of Registrant (previously filed with Form 10¬12G on August 28, 2008.
3(ii)	By-Laws of Registrant (previously filed with Form 10-12G on August 28, 2008.
10.1	License Agreement between Registrant and DEMAND POOLING GLOBAL SERVICES, LLC (previously filed with Form S-1/A on October 25, 2010).
10.2	Consulting Agreement between Registrant and ACCELERATED VENTURE PARTNERS, LLC (previously filed with Form S-1/A on May 11, 2011).
10.3	Letter dated March 25, 2010 from ACCELERATED VENTURE PARTNERS, LLC to Registrant (previously filed with Form S-I/A on January 28, 2011).
10.4	First Amendment to Licensing Agreement dated as of June 30, 2013 between Registrant and Demand Pooling Global Services LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K on July 2, 2013).
10.5	Letter dated February 22, 2011 from ACCELERATED VENTURE PARTNERS, LLC to Registrant (previously filed with Form S-1/A on May 11, 2011).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL* Instance Document
101.SCH XBRL* Taxonomy Extension Scheme
101.CAL XBRL* Taxonomy Extension Calculation Linkbase
101.DEF XBRL* Taxonomy Extension Definition Linkbase
101.LAB XBRL* Taxonomy Extension Label Linkbase
101.PRE XBRL* Taxonomy Presentation Linkbase

____________________________

*Included herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Demand Pooling, Inc.
(Registrant)

By:	/s/ Richard Aland
Richard Aland
Director, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date:	February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Richard Aland
Richard Aland
Director, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date:	February 25, 2016

DEMAND POOLING, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheets of DEMAND POOLING, Inc. (a development stage company) as of December 31, 2014 and December 31, 2013 and the related statements of operations, stockholder's deficiency and cash flows for the years ended December 31, 2014, December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Demand Pooling, Inc. (a development stage company) as of December 31, 2014 and December 31, 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co

Hackensack, New Jersey

February 25, 2016

DEMAND POOLING, INC.

Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$27	$21
TOTAL CURRENT ASSETS AND ASSETS	$27	$21

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$73,710	$62,898
Shareholder advances	45,479	43,179
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$119,189	$106,077

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 and 31,187,585 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	3,119	3,119
Additional paid-in capital	86,294	86,294
Accumulated deficit	(205,762)	(192,656)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS' DEFICIENCY	(119,162)	(106,056)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$27	$21

See accompanying notes to financial statements.

DEMAND POOLING, INC.

Statements of Operations

	For year ended December 31, 2014	For year ended December 31, 2013

Revenue	—	—

General and administrative expenses	13,106	50,339

Total Expenses	13,106	50,339

Loss before provision for taxes	$(13,106)	$(50,339)

Provision for income taxes	—	—

Net loss	$(13,106)	$(50,339)

Basic (loss) per share—Basic and Diluted	$0.00	$0.00

Weighted average number of common shares outstanding	31,187,585	31,187,585

See accompanying notes to financial statements.

F-3

DEMAND POOLING, INC.

Statements of Stockholders’ Deficiency

					Additional	Additional
	Preferred Stock		Common Stock		Paid-in	Paid-in	Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Capital	Deficit
BALANCE AT DECEMBER 31, 2012	—	—	31,187,585	$3,119	$86,294	$(2,813)	$(55,717)

BALANCE AT DECEMBER 31, 2013	—	—	31,187,585	$3,119	$86,294	$(2,813)	$(106,056)

BALANCE AT DECEMBER 31, 2014	—	—	31,187,585	$3,119	$86,294	$(2,813)	$(119,162)

See accompanying notes to financial statements.

DEMAND POOLING, INC.

Statements of Cash Flows

	For year ended December 31, 2014	For year ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(13,106)	$(50,339)
Increase (decrease) in accounts payable	10,812	49,722
Net cash used by operating activities	(2,294)	(617)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds of shareholder advances, net	2,300	569
Net cash provided by financing activities	6	(48)

INCREASE (DECREASE) IN CASH:

Cash-beginning of year	21	69
Cash-end of year	$27	$21

See notes to financial statements.

DEMAND POOLING, INC.

Notes To Financial Statements:

December 31, 2014 and 2013

NOTE 1 – ORGANIZATION & BUSINESS DESCRIPTION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       Basis of Presentation

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for financial statement presentation and in accordance with the instructions to Regulations S-K.

(b)       Going Concern

We have incurred net losses of approximately $205,762 since inception through December 31, 2014. At December 31, 2014 we had approximately $27 in cash and $0 other assets and our total liabilities were $119,189. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

We may seek to raise additional funds through public or private sale of our equity or debt securities, or borrowing funds from private or institutional lenders. In addition to obtaining necessary financing, the Company intends to implement a plan for charging for the use of its platform. To date, the Company has only granted “beta” access to the platform, and no fees have been charged.

There are no assurances that we will continue as a going concern and the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c)       Use of Estimates

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

(d)       Income Taxes:

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

DEMAND POOLING, INC.

Notes To Financial Statements:

December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

(h)       Fair Value Measurements:

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2014 and 2013, the Company incurred a net loss of $13,106 and $50,339 respectively. The Company had an accumulated deficit of $205,762 and $192,656 as of December 31, 2014 and 2013 respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. Although we can provide no assurances, we believe our cash on hand, coupled with revenues generated by rental income and our ability to refinance our equity in the real estate we own, will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

In the event the Company experiences liquidity and capital resource constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. These financial statements do not include any adjustments that night result from the outcome of this uncertainty.

NOTE 4 – CAPITAL STOCK

The total number of shares of capital stock which the Company has authority to issue is one hundred ten million (110,000,000). These shares are divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the "Common Stock") and 10,000,000 shares designated as preferred stock at $.000l par value (the "Preferred Stock"). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

DEMAND POOLING, INC.

Notes To Financial Statements:

December 31, 2014 and 2013

NOTE 4 – CAPITAL STOCK (CON’T)

As of December 31, 2014, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

NOTE 5 – INCOME TAXES

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

The federal net operating loss carryforwards expire in the tax years 2029 and 2030. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations. The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of December 31, 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2009 forward. There are no tax examinations currently in progress.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.

In June 2014, FASB issued guidance that eliminates the definition of a developmental stage entity, thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities. This primarily applies to the presentation of inception-to-date financial statements, which is no longer required. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The company elected to adopt the new guidance for development stage entities for the interim period ended June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as said obligations become due within one (1) year after the date that the financial statements are issued. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Since this guidance primarily addresses certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently in the process of evaluating additional disclosure requirements (if any) set forth by FASB under this new guidance, and has not yet determined the impact of adoption on its financial statement disclosures.

DEMAND POOLING, INC.

Notes To Financial Statements:

December 31, 2014 and 2013

NOTE 7 – SHAREHOLDER ADVANCES

Richard Aland, an officer, director and shareholder, and other shareholders of the Company, have advanced to the Company a total of $45,479, which is payable on demand and non-interest bearing. Such advance consists of: $10,962 from Demand Pooling Global Services, LLC; $3,194 from Richard Aland; and $31,323 from other shareholders.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of legal fees incurred in connection with the Company’s regulatory filings with the SEC ($28,110), banking fees ($8,337), accounting, transfer agent and filing fees.

NOTE 9 – RELATED PARTY TRANSACTIONS:

1)	Richard Aland and other shareholder advanced to the Company an aggregate of $34,517 (see Note 7 to Notes to Financial Statements).
2)	Richard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, with which the Company has entered into the Licensing Agreement (see Note 6 to Notes to Financial Statements).
3)	Don Kelly resigned as an Officer and Director of the Company in May 2012.

NOTE 10 - SUBSEQUENT EVENT

On February 25, 2016, the Company borrowed $25,000 pursuant to a Secured Promissory Note (“Note”) from an investor (“Lender”) which is payable upon the earlier to occur of (a) the date on which a proposed Transaction (as defined in the Note) closes; (b) May 31, 2016; and (c) the date on which the Note is accelerated in accordance with its terms; provided, however, that if the Transaction does not close due to a failure by the Lender to perform its material obligations under such Transaction documents, the Maturity Date will be December 31, 2016. Richard K. Aland, the Company’s CEO, has pledged his shares to secure the payment and performance under the Note.

