Form 10-Q
period 2015-03-31
Demand Pooling, Inc.
filed 2016-03-04
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to _________________
Commission File Number 000-53394

Demand Pooling, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2517798 (I.R.S. Employer Identification No.)
12720 Hillcrest Road, Suite 750 Dallas TX (Address of principal executive offices)	75230 (Zip Code)
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of March 2, 2016
Par value $0.0001 per share	31,187,585

DEMAND POOLING, INC.
A Development Stage Company

- INDEX -

DEMAND POOLING, INC.

FINANCIAL INFORMATION
BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$53	$27
TOTAL CURRENT ASSETS	$53	$27

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses	$73,856	$73,710
Shareholder advances	45,833	45,479
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$119,689	$119,189

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	$0	$0
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3,119	3,119
Additional paid-in capital	86,294	86,294
Accumulated deficit	(206,236)	(205,762)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(119,636)	$(119,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$53	$27

4

DEMAND POOLING, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$0	$726

Operating Expenses
General and Administrative	474	0
Net Operating Expenses	474	0
Net Income (Loss)	$(474)	$726
Basic income (loss) per share – Basic and Diluted	0.00	0.00
Weighted average number of common shares outstanding	31,187,585	31,187,585

DEMAND POOLING, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(474)	$726
Increase (decrease) in accrued expenses	146	(762)
Net cash used by operating activities	$(328)	$(36)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Advances	354	150
Net cash provided by financing activities	354	150
NET INCREASE IN CASH	26	114
Cash at beginning of period	27	20
CASH AT END OF PERIOD	53	134

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Business Description and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at December 31, 2014, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, that was filed with the SEC on February 26, 2016. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year, or any other period.

(b) Going Concern

We have incurred net losses of approximately $119,636 since inception through March 31, 2015. At March 31, 2015 we had approximately $53 in cash and $0 other assets and our total liabilities were $119,689. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

We may seek to raise additional funds through public or private sale of our equity or debt securities, or borrowing funds from private or institutional lenders. In additions to obtaining necessary financing, the Company intends to implement a plan for charging for the use of its platform. To date, the Company has only granted “beta” access to the platform, and no fees have been charged.

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

(e) Loss per Common Share:

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

(f) Fair Value of Financial Instruments:

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

As of March 31, 2015, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

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

The ownership of the intellectual property necessary for development and modification of the electronic platform resides with the Licensor and becomes a part of the exclusive North American and non-exclusive worldwide (outside North America) License,

On June 30, 2013, the Company amended its Licensing Agreement by deleting Article 3 — Research, Development and Commercialization Funding Requirements, and Article 4 — Licensee’s Commercialization Obligations, in their entirety.

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

NOTE 6 - SHAREHOLDER ADVANCES:

Richard Aland an officer, director and shareholder, other shareholders of the Company and Demand Pooling Global Services, LLC have advanced to the Company a total of $45,833, which is payable on demand and non-interest bearing. Such advances consist of $10,962 from Demand Pooling Global Services, LLC; $3,548 from Richard Aland; and $31,323 from other shareholders.

NOTE 7 – ACCRUED EXPENSES:

Accrued Expenses consist of legal fees incurred in connection with the Company’s regulatory filings with the SEC, banking fees, accounting, transfer agent and filing fees.

NOTE 8 - RELATED PARTY TRANSACTIONS:

Richard Aland and other shareholders advanced to the Company an aggregate of $34,871 (see Note 6 Shareholder Advances).

NOTE 9 – SUBSEQUENT EVENT

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

On June 30, 2013, the Company amended its Licensing Agreement by deleting Article 3 — Research, Development and Commercialization Funding Requirements, and Article 4 — Licensee’s Commercialization Obligations, in their entirety, The Amendment to the Licensing Agreement eliminated the condition of the Company to generate net revenues in excess of expenses in the normal course of business operations or the funding by the Company of a minimum of $10,000,000. As a result of deleting Article 3, the Company no longer has an obligation to fund the research, development and commercialization of the Technology required in Article 4 of the Licensing Agreement.

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

The license is terminable upon the occurrence of certain events of default specified in the License Agreement.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

No revenue was recorded for the three months ended March 31, 2015 compared to $726 in the comparable period in 2014. Net Loss for three months ended March 31, 2015 was $474 compared to net income of $726 for the three months ended March 31, 2014. Net income for the three months ended March 31, 2014 was the result of the refund of an overpayment previously recorded as an expense.

General and administrative expenses for three months ended March 31, 2015 increased by $474 compared to the three months ended March 31, 2014, during which the company did not incur any general and administrative expenses.

The above mentioned factors resulted in a net loss for the three months ended March 31, 2015 of $474 compared to net income of $726 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash on hand of $53 and total current liabilities of $119,689.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The information contained in this section covers management's evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since our last audited periodic report for the year ended December 31, 2014.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time Periods and is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Due to the existence of the material weakness in our internal control over financial reporting that have been identified as of December 31, 2014 believe that our internal control over financial reporting was also ineffective as of March 31, 2015.

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

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2016

DEMAND POOLING, INC.

By:	/s/ Richard K. Aland
Richard K. Aland
Chairman and Chief Executive Officer and Chief Financial Officer

