Form 10-Q
period 2015-06-30
Demand Pooling, Inc.
filed 2016-03-04
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2015.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

DEMAND POOLING, INC.
A Development Stage Company

- INDEX -

DEMAND POOLING, INC.
FINANCIAL INFORMATION
BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$1,077	$27
TOTAL CURRENT ASSETS	$1,077	$27

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses	$41,197	$73,710
Shareholder advances	45,933	45,479
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$87,130	$119,189

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	$0	$0
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,119	3,119
Additional paid-in capital	86,294	86,294
Accumulated deficit	(172,653)	(205,762)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(86,053)	$(119,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,077	$27

DEMAND POOLING, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$0	$0	$0	$0

Operating Expenses
General and Administrative	376	825	850	99
Other Income:
Forgiveness of debt	33,959	0	33,959	0
Net Operating Expenses	376	825	850	99
Net Income (Loss)	33,583	(825)	33,109	(99)
Basic income (loss) per share – Basic and Diluted	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding	31,187,585	31,187,585	31,187,585	31,187,585

DEMAND POOLING, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$33,109	$(99)
(Decrease) in accrued expenses	(32,513)	(2,123)
Net cash provided by (used in) operating activities	$596	$(2,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Advances	454	2,300
Net cash provided by financing activities	454	2,300
NET INCREASE IN CASH	1,050	78
Cash at beginning of period	27	20
CASH AT END OF PERIOD	1,077	98

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of Presentation:

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, that was filed with the SEC on February 26, 2016. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year, or any other period.

(b) Going Concern

We have incurred net losses of approximately $86,053 since inception through June 30, 2015. At June 30, 2015 we had approximately $1,077 in cash and $0 other assets and our total liabilities were $87,130. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

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

As of June 30, 2015, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

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

NOTE 6 - SHAREHOLDER ADVANCES:

Richard Aland an officer, director and shareholder, other shareholders of the Company and Demand Pooling Global Services, LLC have advanced to the Company a total of $45,933, which is payable on demand and non-interest bearing. Such advances consist of $10,962 from Demand Pooling Global Services, LLC; $3,648 from Richard Aland; and $31,323 from other shareholders.

NOTE 7 – ACCRUED EXPENSES:

Accrued Expenses consist of legal fees incurred in connection with the Company’s regulatory filings with the SEC, banking fees, accounting, transfer agent and filing fees.

NOTE 8 - RELATED PARTY TRANSACTIONS:

Richard Aland and other shareholders advanced to the Company an aggregate of $34,971 (see Note 6 Shareholder Advances).

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Forgiveness of debt of $33,959 was recorded for the three months ended June 30, 2015 compared to $0 for the comparable period in 2014. Net Income for three months ended June 30, 2015 increased to $33,583 compared to a net loss of $825 for the three months ended June 30, 2014. The increase in net income was primarily due to a reversal of legal fees previously incurred.

General and administrative expenses for three months ended June 30, 2015 decreased by $449 compared to the three months ended June 30, 2014.

The above mentioned factors resulted in net income for the three months ended June 30, 2015 of $33,583 compared to net loss of $825 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Income for six months ended June 30, 2015 increased to $33,109 compared to a net loss of $99 for the six months ended June 30, 2014. The increase in net income was primarily due to a reversal of legal fees previously incurred.

General and administrative expenses for the six months ended June 30, 2015 increased by $751 compared to the six months ended June 30, 2014.

The above mentioned factors resulted in a net income for the six months ended June 30, 2015 of $33,109 compared to a net loss of $99 for the six months ended June 30, 2014. The increase in net income was primarily due to a reversal of legal fees previously incurred.

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash on hand of $1,077 and total current liabilities of $87,130.

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

Due to the existence of the material weakness in our internal control over financial reporting that have been identified as of December 31, 2014 believe that our internal control over financial reporting was also ineffective as of June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2016

DEMAND POOLING, INC.

By:	/s/ Richard K. Aland
Richard K. Aland
Chief Executive Officer and Chief Financial Officer

