Form 10-K
period 2015-12-31
Demand Pooling, Inc.
filed 2016-03-30
CIK 1444145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

On December 31, 2015, there were 31,187,585 shares of the Registrant’s common stock outstanding of which 3,307,540 shares were held by non-affiliates. The aggregate market value of common stock held by non-affiliates on December 31, 2015 cannot be determined because there is no trading market for the Registrant’s Common Stock.

On March 29, 2016, there were 31,187,585 shares of common stock of the Registrant outstanding.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Demand Pooling, Inc. is an early or development stage company which has licensed its entire technology platform from Demand Pooling Global Services, LLC (“DPGS” or “Licensor”), a related party. The licensed technology is subject to termination upon the occurrence of certain events. (See “Business — Technology” and “Risk Factors”.) Its fully functional web-based platform automates the business process for facilitating cooperative buying (“demand aggregation”) of capital assets and a limited number of commodities (motor fuel and water treatment chemicals) primarily among state and local governments (“SLGs”) in order to obtain volume-discount pricing for products that are not typically the subject of meaningful price discounting in the volumes typically purchased by individual entities. The Company expects to remain substantially dependent upon additional platform development by the Licensor, although the Company may seek platform enhancements from other sources or may enhance its application internally. The Company does not currently have experience in developing its own software and can provide no assurance that it will achieve this capability internally or that it will be able to obtain qualified resources for this purpose. See “Risk Factors.”

In September 2011, we changed our name from Accelerated Acquisitions V, Inc. to Demand Pooling, Inc.

Our principal executive offices are located at 12720 Hillcrest Road, Suite 750, Dallas, Texas 75230, and our telephone number is (972) 388-1973. Our fiscal year end is December 31. Our website address is www.Depo.org. We do not intend for information on our websites to be incorporated into this 10-K.

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

At the same time, Accelerated Venture Partners, LLC (“AVP”) agreed to tender 1,979,760 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Accelerated Venture Partners, LLC tendered the shares as a part of a negotiated transaction where it agreed to transfer control of the Company to Messrs Aland and Kelly. The agreed consideration for the transaction was that AVP would retain 9.69% of the post-transaction shares issued and outstanding, upon the exercise of an option at a price per share of $0.0001. The Company also retained a Repurchase Option that would permit the Company to exercise the repurchase of the optioned shares.

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

Employees

As of March 15, 2016, we have one (1) full time employee. We also employ consultants and contract employees to assist management as is required by business needs. Our employee is not part of a union. Although our employee is not currently compensated, he is eligible to participate in the Company’s 2009 Employee, Director and Consultant Stock Plan.

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

ITEM 1 A. RISK FACTORS

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

In their report dated March 29, 2016, our independent auditors stated that our financial statements for the period ended December 31, 2015 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We have not generated any revenue and continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

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

From inception (April 29, 2008) through December 31, 2015, the Company has an accumulated deficiency during the development stage of $229,247 notwithstanding the fact that the principal of the Company has worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

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

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to December 31, 2015. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

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

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of December 31, 2015, 31,187,585 shares of common stock were issued and outstanding or issued and held as treasury stock We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its designated office at 12720 Hillcrest Road, Suite 750, Dallas, Texas 75230. These offices, comprising 150 sq. ft., are leased by Demand Pooling Global Services, LLC, a related party, on a month-to-month lease basis, from CIP II Hillcrest, LLP, at a monthly rental of $750. Presently, Demand Pooling Global Services, LLC does not charge the Company for its undesignated portion of space. At some time in the future, Demand Pooling Global Services, LLC may begin charging rent to the Company for the portion of the space which it uses.

ITEM 3. LEGAL PROCEEDINGS

As of March 15, 2016, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Holders

As of December 31, 2015, there were approximately sixty-one (61) holders of record of our common stock and there were 31,187,585 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Please see SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for information related to the holdings of certain beneficial owners and management of the Company.

Status of Outstanding Common Stock

As of December 31, 2015, we had a total of 31,187,585 shares of our common stock outstanding or held by the Company as treasury stock. Of these shares, 23,771,138 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

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

Going Concern

At December 31, 2015 we had approximately $55 in cash and our total liabilities were $142,702. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

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

Liquidity and Capital Resources

As of December 31, 2015, the Company had cash on hand of $55 and had total current liabilities of $142,702.

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

Results of Operations

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

Net loss for the fiscal year ended December 31, 2015 increased to $23,485 compared to a net loss of $13,106 for the fiscal year ended December 31, 2014.

General and administrative expenses for the fiscal year ended December 31, 2015 increased by $10,379 compared to the fiscal year ended December 31, 2014. The increase was primarily due additional consulting, accounting and legal services for the 2015 fiscal year as compared to the 2014 fiscal year.

The above mentioned factors resulted in a net loss for the fiscal year ended December 31, 2015 of $23,485 compared to a net loss of $13,106 for the fiscal year ended December 31, 2014.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the fiscal year ended December 31, 2015. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time Periods and is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the fiscal year ended December 31, 2015. In making this assessment, we utilized the criteria set forth in Internal Control—Integrated Framework and the Internal Control over Financial Reporting — Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation, we concluded that our disclosure controls and procedures were not effective and we have identified the following material weaknesses. These material weaknesses affected our ability to make our periodic SEC compliance filings within the prescribed time periods.

Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over day-to-day accounting and financial reporting obligations as well as the period-end financial close and reporting processes as of December 31, 2015. Due to the actual and potential effect on financial statement balances and disclosures and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies constituted a material weakness in our internal control over financial reporting. The specific deficiencies contributing to the material weakness were as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2015, by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned

Owners of more than five percent (5%) of outstanding shares:

Accelerated Venture Partners, LLC (3) 1840 Gateway Drive, Suite 200 Foster City CA, 94404	3,020,240	9.68%

Donald Kelly P.O. Box 262127 Plano, TX 75026	4,108,907	13.17%

Officers and Directors:

Richard Aland 12720 Hillcrest Road, Suite 750 Dallas, Texas 75230	23,771,138	76.22%

All officers and directors as a group (1 person)	23,771,138	76.22%

(1)	This table is based upon 31,187,585 shares issued and outstanding as of December 31, 2015.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within sixty (60) days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Timothy J. Neher has voting and dispositive control over the shares held by Accelerated Venture Partners, LLC.

(4)	Donald Kelly resigned as an Officer and Director of the Company in May 2012.

Equity Compensation Plans

In February 2010, we adopted, subject to stockholder approval, the 2009 Employee, Director and Consultant Stock Plan (the “Plan”). Under the terms of the Plan, the purchase price of the shares subject to each option grant will not be less than the fair market value at the date of grant. The date of exercise may be determined at the time of grant by our Board, but may not exceed five years. No options have been granted under the Plan. As of December 31, 2015, 12,000,000 shares remain available for issuance under the Plan.

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

Director Independence

As of December 31, 2015, Mr. Aland is the sole director of the Company, and it is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the last two fiscal years ended December 31, 2015 and 2014, for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year amounted to approximately $7,500 and $9,440, respectively.

AUDIT-RELATED FEES

For the fiscal year ended on December 31, 2015, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(c)(1) of Schedule 14A.

TAX FEES

There were no tax preparation fees billed for the fiscal year ended December 31, 2015.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2015, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

Demand Pooling, Inc.
(Registrant)

By:	/s/ Richard Aland
Richard Aland
Director, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date:	March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Richard Aland
Richard Aland
Director, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date:	March 29, 2016

DEMAND POOLING, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Demand Pooling, Inc.

We have audited the accompanying balance sheets of Demand Pooling, Inc. as of December 31, 2015 and December 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2015. Demand Pooling’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Demand Pooling, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Demand Pooling, Inc. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 3 to the financial statements, the Company incurred a net loss of $23,485, has an accumulated deficit of $229,247, and has no revenue. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, NJ

March 29, 2016

DEMAND POOLING, INC.

Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$55	$27
TOTAL CURRENT ASSETS AND ASSETS	$55	$27

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$97,694	$73,710
Shareholder advances	45,008	45,479
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$142,702	$119,189

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 shares issued and outstanding at December 31, 2015 and December 31, 2014	3,119	3,119
Additional paid-in capital	86,294	86,294
Accumulated deficit	(229,247)	(205,762)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS' DEFICIENCY	(142,647)	(119,162)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$55	$27

See accompanying notes to financial statements.

DEMAND POOLING, INC.

Statements of Operations

	For year ended December 31, 2015	For year ended December 31, 2014

Revenue	—	—

General and administrative expenses	23,485	13,106

Total Expenses	23,485	13,106

Net Loss before provision for taxes	$(23,485)	$(13,106)

Provision for income taxes	—	—

Net loss	$(23.485)	$(13,106)

Basic (loss) per share—Basic and Diluted	$0.00	$0.00

Weighted average number of common shares outstanding	31,187,585	31,187,585

See accompanying notes to financial statements.

DEMAND POOLING, INC.

Statements of Stockholders’ Deficiency

	Common Stock		Preferred Stock		Additional Paid-in	Stock Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

BALANCE AT DECEMBER 31, 2013	31,187,585	$3,119	0	$0	$86,294	$(2,813)	$(192,656)	$(106,056)

Net loss							$(13,106)	$(13,106)

BALANCE AT DECEMBER 31, 2014	31,187,585	$3,119	0	$0	$86,294	$(2,813)	$(205,762)	$(119,162)

Net loss							$(23,485)	$(23,485)

BALANCE AT DECEMBER 31, 2015	31,187,585	$3,119	0	$0	$86,294	$(2,813)	$(229,247)	$(142,647)

See accompanying notes to financial statements.

DEMAND POOLING, INC.

Statements of Cash Flows

	For year ended December 31, 2015	For year ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(23,485)	$(13,106)

Changes in operating liabilities:
Accounts payable	23,984	10,812
Net cash provided by (used in) operating activities	$499	$(2,294)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments to Shareholder, net of advances	(471)	2,300
Net cash provided by (used in) financing activities	$(471)	$2,300

INCREASE IN CASH:	28	6

Cash-beginning of year	27	21
Cash-end of year	$55	$27

See notes to financial statements.

DEMAND POOLING, INC.

Notes To Financial Statements:

December 31, 2015

NOTE 1 – ORGANIZATION & BUSINESS DESCRIPTION

The accompanying audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at December 31, 2015, has been derived from the Company’s audited consolidated financial statements as of that date.

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

(b)       Use of Estimates

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

(c)        Income Taxes:

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

(d)       Loss per Common Share:

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

DEMAND POOLING, INC.

Notes To Financial Statements:

December 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

(e)       Fair Value Measurements:

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2015, the Company incurred a net loss of $23,485 and had an accumulated deficit of $229,247 as of December 31, 2015, and had no revenue.

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

DEMAND POOLING, INC.

Notes To Financial Statements:

December 31, 2015

NOTE 4 – CAPITAL STOCK (CON’T)

As of December 31, 2015, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding, or held by the Company as treasury stock

NOTE 5 – INCOME TAXES

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

The federal net operating loss carryforwards expire in the tax years 2035 and 2034. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations. The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of December 31, 2015 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2009 forward. There are no tax examinations currently in progress.

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

DEMAND POOLING, INC.

Notes To Financial Statements:

December 31, 2015

NOTE 7 – SHAREHOLDER ADVANCES

Richard Aland, an officer, director and shareholder, and other shareholders of the Company, have advanced to the Company a total of $45,008, which is payable on demand and non-interest bearing. Such advance consists of: $10,962 from Demand Pooling Global Services, LLC; $2,723 from Richard Aland; and $31,323 from other shareholders.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist of legal fees incurred in connection with the Company’s regulatory filings with the SEC, banking fees, accounting, transfer agent and filing fees.

NOTE 9 – RELATED PARTY TRANSACTIONS:

1)	Richard Aland and other shareholders advanced to the Company an aggregate of $34,046 (see Note 7 to Notes to Financial Statements).

2)	Richard Aland is a 37% owner and a managing member of Demand Pooling Global Services, LLC, with which the Company has entered into the Licensing Agreement (see Note 6 to Notes to Financial Statements).

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

