Form 10-Q
period 2016-03-31
Demand Pooling, Inc.
filed 2016-05-13
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2016.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of May 12, 2016
Par value $0.0001 per share	31,187,585

DEMAND POOLING, INC.
A Development Stage Company

- INDEX -

DEMAND POOLING, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$31	$55
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$31	$55

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$72,194	$84,694
Shareholder advances	70,008	45,008
Note payable	13,163	13,000
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$155,365	$142,702

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	$0	$0
Common stock, $.0001 par value; 100,000,000 shares authorized; 31,187,585 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,119	3,119
Additional paid-in capital	86,294	86,294
Accumulated deficit	(241,934)	(229,247)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(155,334)	$(142,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$31	$55

4

DEMAND POOLING, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$0	$0

Operating Expenses
General and Administrative	12,524	474
Interest expense	163	0
Net loss before provision for income tax	(12,687)	(474)
Provision for income tax	0	0
Net loss	(12,687)	(474)
Loss per share – Basic and Diluted	$0.00	$0.00

Weighted average number of common shares outstanding	31,187,585	31,187,585

DEMAND POOLING, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(12,687)	$(474)
Adjustments to reconcile Net Income to net cash provided by operations:
Accrued Interest	163	0
Increase (decrease) in accounts payable	(12,500)	146
Net cash used by operating activities	(25,024)	(328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Advances	25,000	354
Net cash provided by financing activities	25,000	354
NET (DECREASE) INCREASE IN CASH	(24)	26
Cash at beginning of period	55	27
CASH AT END OF PERIOD	$31	$53

NOTE 1 - INTERIM FINANCIAL STATEMENTS:

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 30, 2016. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year, or any other period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - GOING CONCERN:

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have incurred a net loss of $12,687. In addition, we have an accumulated deficit of $241,934 as of March 31, 2016 and a working capital deficit of $155,334. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

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

NOTE 4 - CAPITAL STOCK:

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

As of March 31, 2016, the Company has no shares of Preferred Stock outstanding and 31,187,585 shares of Common Stock issued and outstanding.

NOTE 5 - SHAREHOLDER ADVANCES:

Richard Aland an officer, director and shareholder and other shareholders of the Company have advanced to the Company a total of $70,008, which is payable on demand and non-interest bearing. Such advances consist of $10,962 from Demand Pooling Global Services, LLC; $27,723 from Richard Aland; and $31,323 from other shareholders.

NOTE 6 – NOTE PAYABLE:

Consists of a note payable bearing interest at 5% per annum and is due January 4, 2017.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

No revenue was recorded for the three months ended March 31, 2016 or in the comparable period in 2015. Net Loss for three months ended March 31, 2016 was $12,687 compared to net loss of $474 for the three months ended March 31, 2015. The increase in the net loss was due to increased professional fees.

General and administrative expenses for three months ended March 31, 2016 increased by $12,687 compared to $474 in the three months ended March 31, 2015. The increase in expenses was due to an increase in professional fees.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash on hand of $31 and total current liabilities of $155,365.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s management, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2016
DEMAND POOLING, INC.

	By:	/s/ Richard K. Aland
Richard K. Aland
Chairman and Chief Executive Officer and Chief Financial Officer

16