Form 10-Q
period 2016-06-30
Demand Pooling, Inc.
filed 2016-08-19
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2016
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to _________________

Commission File Number 000-53394

Demand Pooling, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2517763 (I.R.S. Employer Identification No.)
555 California Street, Suite 4925 San Francisco, CA (Address of principal executive offices)	94014 (Zip Code)
(415) 659-1899 (Registrant’s telephone number, including area code) 12720 Hillcrest Road, Suite 750, Dallas, TX 75230 (Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of August 15, 2016
Par value $0.0001 per share	100,000,000 shares

DEMAND POOLING, INC.
A Development Stage Company

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DEMAND POOLING, INC.
A Development Stage Company

BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash	$0	$55
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$0	$55

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,282	$84,694
Shareholder advances	350	45,008
Note payable	0	13,000
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$43,632	$142,702

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	$0	$0
Common stock, $.0001 par value; 100,000,000 shares authorized; 100,000, 000 and 31,187,585 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10,000	3,119
Additional paid-in capital	218,257	86,294
Accumulated deficit	(269,076)	(229,247)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(43,632)	$(142,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$0	$55

See accompanying notes to financial statements.

DEMAND POOLING, INC.
A Development Stage Company

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30 2015
Revenue	$0	$0	$0	$0

Operating Expenses
General and Administrative	58,264	376	70,788	850
Other income (expenses)
Cancellation of debt	31,122	33,959	31,122	33,959
Interest expense	0	0	(163)	0
Total other income (expenses)	31,122	33,959	30,959	33,959
Net income (loss) before provision for income tax	(27,142)	33,583	(39,829)	33,109
Provision for income tax	0	0	0	0
Net income (loss)	$(27,142)	$33,583	$(39,829)	$33,109
Loss per share - Basic and Diluted	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding	36,102,758	31,187,585	36,102,758	31,187,585

See accompanying notes to financial statements.

DEMAND POOLING, INC.
A Development Stage Company

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,829)	$33,109
Adjustments to reconcile net income to net cash provided by operations:
Cancellation of debt	(31,122)
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(18,690)	(26,513)
Net cash provided (used) by operating activities	(89,641)	$6,596

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Advances	350
Repayment of Shareholder Advances	(5,764)
Proceeds of issuance of Common Stock	70,000
Contribution to capital	25,000	454
Net cash provided by financing activities	89,586	454
NET (DECREASE) INCREASE IN CASH	(55)	7,050
Cash at beginning of period	55	27
CASH AT END OF PERIOD	$0	$7,077

Supplemental disclosures of non-cash financing activities:

Richard Aland, an officer, director and shareholders of the company and a related entity have advanced to the Company a total of $43,845, which is payable on demand and non-interest bearing. Such advances consist of $10,962 from Demand Pooling Global Services, LLC and $32,883 from Richard Aland. Such advances were forgiven and contributed to capital in connection with the June 2016 Transactions.

See accompanying notes to financial statements.

DEMAND POOLING, INC.
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements as of that date.

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 30, 2016. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other period.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

Loss per Common Share

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

NOTE 3 - EQUITY

On June 17, 2016, Kai Cheng Tang (the “Buyer”) acquired 68,812,415 shares (the “New Shares”) of the Company’s Common Stock from the Company for a price of $70,000. The Company used all the proceeds from the sale of the New Shares to pay its outstanding liabilities.

The total number of shares of stock which the Company has authority to issue is one hundred ten million (110,000,000). These shares are divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

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

As of June 30, 2016, the Company has no shares of Preferred Stock outstanding and 100,000,000 shares of Common Stock issued and outstanding.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have incurred net losses of approximately $269,076 since inception through June 30, 2016. At June 30, 2016, we had $0 in cash and $0 other assets and our total liabilities were $43,632. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

We may seek to raise additional funds through public or private sale of our equity or debt securities, or borrowing funds from private or institutional lenders. In addition to obtaining necessary financing, the Company intends to discontinue the demand aggregation business in which the Company was previously engaged. The Company intends to develop itself into a real estate company engaged primarily in the acquisition, renovation and resale of residential real estate properties, including single-family detached homes and condominiums, initially located in the San Francisco Bay area.

There are no assurances that we will continue as a going concern and the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - SHAREHOLDER ADVANCES

Richard Aland, an officer, director and shareholder of the Company and a related entity have advanced to the Company a total of $56,845, which is payable on demand and non-interest bearing. Such advances consist of $10,962 from Demand Pooling Global Services, LLC and $45,882 from Richard Aland. Such advances were forgiven in connection with the June 2016 Transactions.

NOTE 6 – NOTE PAYABLE

Consists of a note payable bearing interest at 5% per annum and is due January 4, 2017 which was cancelled in connection with the June 2016 Transactions. In addition, on February 25, 2016, the Company borrowed $25,000 pursuant to a Secured Promissory Note (“Note”) from the Buyer which is payable upon the earlier to occur of (a) the date on which a proposed Transaction (as defined in the Note) closes; (b) May 31, 2016; and (c) the date on which the Note is accelerated in accordance with its terms; provided, however, that if the Transaction does not close due to a failure by the Buyer to perform its material obligations under such Transaction documents, the Maturity Date will be December 31, 2016. Richard K. Aland, the Company’s CEO, has pledged his shares to secure the payment and performance under the Note. The Note was contributed to the Company’s capital in connection with the June 2016 Transactions.

NOTE 7- SUBSEQUENT EVENT

On July 15, 2016, the Buyer contributed his 8% interest in a residential real estate property in San Francisco to the Company. Since July 14, 2016, the property has been owned by March XIII 2015 LLC, a Delaware limited liability company (“March XIII”). March XIII is managed by Luxury Landmarks LLC, a Delaware limited liability company (“Luxury”). Luxury is wholly owned and managed by the Buyer. The members of March XIII are Luxury, which has a twenty percent (20%) interest, the Company, which has an eight percent (8%) interest, and an individual outside investor, who has a seventy two percent (72%) interest. Net income of March XIII will be allocated among the members in accordance with their percentage interests. Distributions will be made to the members in accordance with their percentage interests, except for liquidating distributions which will be made to the members in accordance with their positive capital account balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operations

From inception (April 29, 2008), Demand Pooling, Inc. was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On June 17, 2016, Kai Cheng Tang (the “Buyer”) acquired 68,812,415 shares (the “New Shares”) of the Company’s Common Stock from the Company for a price of $70,000.00 or $0.001017258 per share. The Company used all the proceeds from the sale of the New Shares to pay its outstanding liabilities. At the same time, the Buyer acquired (a) 22,310,000 shares of Common Stock from Richard K. Aland for a price of $110,747.00 and (b) 3,877,585 shares of Common Stock from Donald Kelly for a price of $19,253.00 (such shares, the “Outstanding Shares” and collectively with the New Shares, the “Shares” and all such transactions, the “June 2016 Transactions”). Following the June 2016 Transactions, the Buyer owns 95,000,000 shares of Common Stock or 95.0% of the 100,000,000 issued and outstanding shares of Common Stock and the holdings of Messrs. Aland and Kelly (together, the “Sellers”) were reduced to 1,461,138 and 231,322 shares of Common Stock, respectively, or an aggregate of approximately 1.69% of the total issued and outstanding shares of Common Stock. Simultaneously with the Buyer’s purchases of the Shares, Mr. Aland resigned as CEO and CFO of the Company and Mr. Tang was elected to such positions, Mr. Aland resigned from the Company’s Board of Directors effective as of the close of business on July 11, 2016, the size of the Board was increased from one to three and Mr. Tang, Daniel L. Conrad and Philip S. Lanterman were simultaneously appointed to the Company’s Board of Directors effective as of the close of business on July 11, 2016. The foregoing actions represent a change of control of the Company.

Prior to the purchases of the Shares, the Buyer was not affiliated with the Company. However, the Buyer will be deemed an affiliate of the Company after the purchases of the Shares as a result of his stock ownership interest in the Company.

The purchase of the New Shares by the Buyer was completed pursuant to a written Subscription Agreement with the Company while the purchase of the Outstanding Shares from Messrs. Aland and Kelly was completed pursuant to a written Stock Purchase Agreement among such persons and the Company. The purchase of the New Shares was not subject to any other terms and conditions other than the sale of the New Shares in exchange for the cash payment. The Stock Purchase Agreement contained customary representations and warranties and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties of the Company and the Sellers will be subject to indemnification provisions limited, except in the case of fraud, to the 1,692,460 shares of Common Stock retained by the Sellers.

On June 17, 2016, the Company and the Licensor terminated the Licensing Agreement in connection with the June 2016 Transaction described above. There were no early termination penalties incurred by the Company in connection with the termination of the Licensing Agreement. The Buyer intends to discontinue the demand aggregation business in which the Company was previously engaged and to develop the Company into a real estate company engaged primarily in the acquisition, renovation and resale of residential real estate properties, including single-family detached homes and condominiums, initially located in the San Francisco Bay area.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

There was no revenue for the three months ended June 30, 2016 and 2015. Net loss for three months ended June 30, 2016 was $27,142 compared to net income of $33,583 for the three months ended June 30, 2015. The increase in net loss was primarily due to forgiveness of debt during the three month period ending June 30, 2016.

General and administrative expenses for three months ended June 30, 2016 increased by $57,888 compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net loss for six months ended June 30, 2016 increased to $39,829 compared to a net income of $33,109 for the six months ended June 30, 2015. The increase in net loss was primarily due to increased general and administrative expenses.

General and administrative expenses for the six months ended June 30, 2016 increased] by $69,938 compared to the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash on hand of $0 and total current liabilities of $43,795.

The Company’s net losses to date are primarily attributable to development stage activities. The Company believes that these results will not be characteristic of the Company’s operating results once it develops its real estate business. The Company’s future success is therefore very dependent upon its ability to achieve profitable operations and generate cash from operating activities.

We may seek to raise additional funds through public or private sale of our equity or debt securities, or borrowing funds from private or institutional lenders. If we raise additional funds through the issuance of debt securities, these securities would have rights that are senior to holders of our Common Stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders. In addition, if we raise additional funds through the sale of preferred equity securities, new investors could have rights superior to our existing stockholders.

If we are unable to raise sufficient additional funds when needed, we would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our operations.

Our ability to obtain additional financing is dependent on the state of the debt and/or equity market, and such markets’ reception of us and our offering terms. In addition, our ability to obtain financing may be dependent on the status of our operating activities, which cannot be predicted. There is no assurance that capital in any form will be available to us, and, if available, that it will be on terms and conditions that are acceptable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, this Item is inapplicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s management, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 except as set forth in Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2016, Kai Cheng Tang (the “Buyer”) acquired 68,812,415 shares (the “New Shares”) of the Company’s Common Stock from the Company for a price of $70,000.00 or $0.001017258 per share. The purchase of the New Shares by the Buyer was completed pursuant to a written Subscription Agreement with the Company and was not

The New Shares were not sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

The issuance of the New Shares to the Buyer described above was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transactions by an issuer not involving any public offering. The Buyer represented in the Subscription Agreement his intention to acquire the New Shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate issued in such transaction.

The Company used all the proceeds from the sale of the New Shares to pay its outstanding liabilities.

A more complete description of this transaction was included in the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2016.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
31.2	Certification 31.1 Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (iv) the notes to Financial Statements.*

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, California on this 18th day of August 2016.

DEMAND POOLING, INC.

By:	/s/ Kai Cheng Tang
Kai Cheng Tang
Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

