Form 10-Q
period 2016-09-30
Demand Pooling, Inc.
filed 2016-11-14
CIK 1444145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2016
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

________________________________________________________________
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of November 11, 2016
Par value $0.0001 per share	100,000,000 shares

DEMAND POOLING, INC.
A Development Stage Company

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DEMAND POOLING, INC.
A Development Stage Company

BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Assets of discontinued operations	$0	$55
TOTAL CURRENT ASSETS	$0	$55
OTHER ASSETS:
Investment in partnership
TOTAL OTHER ASSETS	$316,719	$0

TOTAL ASSETS	$316,719	$55

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,826	$0
Shareholder advances	10,473	0
Liabilities of discontinued operations	0	142,702
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$100,299	$142,702

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	$0	$0
Common stock, $.0001 par value; 100,000,000 shares authorized; 100,000,000 and 31,187,585 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10,000	3,119
Additional paid-in capital	534,976	86,294
Accumulated deficit	(325,743)	(229,247)
Stock subscription receivable	(2,813)	(2,813)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	$216,420	$(142,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$316,719	$55

See accompanying notes to financial statements.

DEMAND POOLING, INC.
A Development Stage Company

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$0	$0	$0	$0

Operating Expenses
General and Administrative	$53,312	$0	$86,182	$0
Net loss before provision for income tax	(53,312)	0	(86,182)	0
Provision for income tax	0	0	0	0
Loss from continued operations	$(53,312)	$0	$(86,182)	$0

Net income (loss) from discontinued operations, net of tax	$0	$(6,061)	$(10,314)	$27,048
Net income (loss)	$(53,312)	$(6,061)	$(96,496)	$27,048
Loss per share – Basic and Diluted	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding	57,808,446	31,187,585	57,808,446	31,187,585

See accompanying notes to financial statements.

DEMAND POOLING, INC.
A Development Stage Company

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(86,182)	$0
Net income (loss) from discontinued operations	(10,314)	27,048
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Cancellation of debt	(31,122)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	27,854	(26,984)
Net cash provided (used) by operating activities	$(99,764)	$64

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Advances	10,473	0
Repayment of Shareholder Advances	(5,764)	0
Proceeds of issuance of Common Stock	70,000	0
Contribution to capital	25,000	0
Net cash provided by financing activities	99,709	0
NET (DECREASE) INCREASE IN CASH	(55)	64
Cash at beginning of period	55	27
CASH AT END OF PERIOD	$0	$91

Supplemental disclosures of non-cash investing and financing activities:
Contribution of investment in partnership	$316,719	$0
Forgiveness of debt recorded as additional paid-in capital	$43,845	$0

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 30, 2016. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

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

As of September 30, 2016, the Company has no shares of Preferred Stock outstanding and 100,000,000 shares of Common Stock issued and outstanding.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have incurred net losses of approximately $325,745 since inception through September 30, 2016. At September 30, 2016, we had $0 in cash and $316,719 of other assets and our total liabilities were $100,299. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses.

We may seek to raise additional funds through public or private sale of our equity or debt securities, or borrowing funds from private or institutional lenders. In addition to obtaining necessary financing, the Company has discontinued the demand aggregation business in which the Company was previously engaged. The Company is developing itself into a real estate company engaged primarily in the acquisition, renovation and resale of residential real estate properties, including single-family detached homes and condominiums, initially located in the San Francisco Bay area.

There are no assurances that we will continue as a going concern and the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - SHAREHOLDER ADVANCES

Richard Aland, a former officer and director of the Company and a shareholder of the Company and a related entity, has advanced to the Company a total of $56,845, which is payable on demand and non-interest bearing. Such advances consist of $10,962 from Demand Pooling Global Services, LLC and $45,882 from Richard Aland. Such advances were forgiven in connection with the June 2016 Transactions.

Kai Cheng Tang, an officer, director and shareholder of the Company, has advanced to the Company a total of $10,473, which is payable on demand and non-interest bearing.

NOTE 6 - INVESTMENT IN PARTNERSHIP

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

NOTE 7 – DISCONTINUED OPERATION

As of June 17, 2016, the Buyer has discontinued the demand aggregation business in which the Company was previously engaged and is developing the Company into a real estate company engaged primarily in the acquisition, renovation and resale of residential real estate properties, including single-family detached homes and condominiums, initially located in the San Francisco Bay area.

The table below represents the statement of operations for the discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$0	$0	$0	$0

Operating Expenses
General and Administrative	$0	$6,061	$41,273	$6,911
Other income (expenses)
Cancellation of debt	$0	$0	$31,122	$33,959
Interest expense	0	0	(163)	0
Total other income (expenses)	$0	$0	$30,959	$33,959
Net income (loss) before provision for income tax	0	(6,061)	(10,314)	27,048
Provision for income tax	0	0	0	0
Income (loss) from discontinued operations	$0	$(6,061)	$(10,314)	$27,048

The liabilities of the discontinued operations include a note payable bearing interest at 5% per annum which is due January 4, 2017 which was cancelled in connection with the June 2016 Transactions (as defined below). In addition, on February 25, 2016, the Company borrowed $25,000 pursuant to a Secured Promissory Note (“Note”) from the Buyer which is payable upon the earlier to occur of (a) the date on which a proposed Transaction (as defined in the Note) closes; (b) May 31, 2016; and (c) the date on which the Note is accelerated in accordance with its terms; provided, however, that if the Transaction does not close due to a failure by the Buyer to perform its material obligations under such Transaction documents, the Maturity Date will be December 31, 2016. Richard K. Aland, the Company’s CEO, has pledged his shares to secure the payment and performance under the Note. The Note was contributed to the Company’s capital in connection with the June 2016 Transactions.

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

On June 17, 2016, the Company and the Licensor, Demand Pooling Global Services, LLC, terminated the Licensing Agreement in connection with the June 2016 Transaction described above. There were no early termination penalties incurred by the Company in connection with the termination of the Licensing Agreement. The Buyer has discontinued the demand aggregation business in which the Company was previously engaged and is developing the Company into a real estate company engaged primarily in the acquisition, renovation and resale of residential real estate properties, including single-family detached homes and condominiums, initially located in the San Francisco Bay area.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

There was no revenue for the three months ended September 30, 2016 and 2015. Net loss for three months ended September 30, 2016 was $53,312 compared to a net loss of $6,061 for the three months ended September 30, 2015. The increase in net loss was primarily due to increased general and administrative expenses during the three month period ended September 30, 2016.

General and administrative expenses for three months ended September 30, 2016 increased by $47,251 compared to the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net loss for nine months ended September 30, 2016 increased to $96,496 compared to a net income of $27,048 for the nine months ended September 30, 2015. The increase in net loss was primarily due to increased general and administrative expenses.

General and administrative expenses for the nine months ended September 30, 2016 increased by $120,544 compared to the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash on hand of $0 and total current liabilities of $100,299.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, this Item is inapplicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (iv) the notes to Financial Statements.*

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, California on this 14th day of November, 2016.

DEMAND POOLING, INC.

By:	/s/ Kai Cheng Tang
Kai Cheng Tang
Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

